Form 10-Q
period 2020-09-30
TELOS CORP
filed 2020-11-13
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2020

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☐
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ◻    No ⌧

As of November 12, 2020, the registrant had outstanding 35,857,945 shares of Class A Common Stock, no par value and 3,204,293 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Services	$44,166	$39,221	$124,210	$101,635
Products	3,274	6,310	10,819	11,110
	47,440	45,531	135,029	112,745
Costs and expenses
Cost of sales - Services	28,619	26,594	82,862	71,988
Cost of sales - Products	2,259	2,624	5,790	5,453
	30,878	29,218	88,652	77,441
Selling, general and administrative expenses	12,049	10,637	36,395	31,432
Operating income	4,513	5,676	9,982	3,872
Other income (expense)
Other income	2	2	14	195
Interest expense	(2,013)	(1,970)	(6,026)	(5,470)
Income (loss) before income taxes	2,502	3,708	3,970	(1,403)
(Provision for) benefit from income taxes (Note 7)	(8)	10	136	187
Net income (loss)	2,494	3,718	4,106	(1,216)
Less: Net income attributable to non-controlling interest (Note 2)	(2,694)	(1,485)	(6,284)	(1,705)
Net (loss) income attributable to Telos Corporation	$(200)	$2,233	$(2,178)	$(2,921)
Net (loss) earnings per share attributable to Telos Corporation, Common A, basic	$(0.01)	$0.06	$(0.06)	$(0.08)
Net (loss) earnings per share attributable to Telos Corporation, Common B, basic	$(0.01)	$0.06	$(0.06)	$(0.08)
Net (loss) earnings per share attributable to Telos Corporation, Common A, diluted	$(0.01)	$0.06	$(0.06)	$(0.08)
Net (loss) earnings per share attributable to Telos Corporation, Common B, diluted	$(0.01)	$0.06	$(0.06)	$(0.08)
Weighted-average shares of stock outstanding, Common A, basic	35,798	34,869	35,350	34,410
Weighted-avearage shares of stock outstanding, Common B, basic	3,204	3,204	3,204	3,204
Weighted-average shares of stock outstanding, Common A, diluted	35,798	36,727	35,350	34,410
Weighted-average shares of stock outstanding, Common B, diluted	3,204	3,204	3,204	3,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$2,494	$3,718	$4,106	$(1,216)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2)	(2)	(1)	–
Less: Comprehensive income attributable to non-controlling interest	(2,694)	(1,485)	(6,284)	(1,705)
Comprehensive (loss) income attributable to Telos Corporation	$(202)	$2,231	$(2,179)	$(2,921)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,326	$6,751
Accounts receivable, net of reserve of $745 and $720, respectively (Note 1)	29,116	27,942
Inventories, net of obsolescence reserve of $859 and $860, respectively (Note 1)	3,898	1,965
Deferred program expenses	12	673
Other current assets	2,717	2,914
Total current assets	46,069	40,245
Property and equipment, net of accumulated depreciation of $35,771 and $32,470, respectively	22,173	19,567
Operating lease right-of-use assets (Note 10)	1,622	1,979
Goodwill (Note 3)	14,916	14,916
Other assets	1,054	985
Total assets	$85,834	$77,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Senior term loan, net of unamortized discount and issuance costs – short-term (Note 5)	$16,919	$--
Accounts payable and other accrued liabilities (Note 5)	16,863	15,050
Accrued compensation and benefits	11,231	12,187
Contract liabilities (Notes 1 and 5)	6,353	6,337
Finance lease obligations – short-term (Note 10)	1,310	1,224
Other current liabilities (Note 10)	4,725	2,505
Total current liabilities	57,401	37,303

Senior term loan, net of unamortized discount and issuance costs (Note 5)	--	16,335
Subordinated debt (Note 5)	3,192	2,927
Finance lease obligations – long-term (Note 10)	14,648	15,641
Operating lease liabilities – long-term (Note 10)	1,101	1,553
Deferred income taxes (Note 7)	649	621
Public preferred stock (Note 6)	142,077	139,210
Other liabilities (Note 7)	571	724
Total liabilities	219,639	214,314

Commitments and contingencies (Note 8)

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	4,314	4,310
Accumulated other comprehensive income	5	6
Accumulated deficit	(147,708)	(145,530)
Total Telos stockholders’ deficit	(143,311)	(141,136)
Non-controlling interest in subsidiary (Note 2)	9,506	4,514
Total stockholders’ deficit	(133,805)	(136,622)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$85,834	$77,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$4,106	$(1,216)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Dividends from preferred stock recorded as interest expense	2,867	2,867
Depreciation and amortization	4,018	3,609
Amortization of debt issuance costs	684	275
Deferred income tax provision (benefit)	28	(206)
Other noncash items	(26)	83
Changes in other operating assets and liabilities	280	(1,028)
Cash provided by operating activities	11,957	4,384

Investing activities:
Capitalized software development costs	(5,459)	(2,171)
Purchases of property and equipment	(624)	(3,141)
Cash used in investing activities	(6,083)	(5,312)

Financing activities:
Proceeds from senior term loan	–	4,881
Payments under finance lease obligations	(907)	(826)
Amendment fee paid to lender	(100)	–
Distributions to Telos ID Class B member - non-controlling interest	(1,292)	(1,403)
Cash (used in) provided by financing activities	(2,299)	2,652

Increase in cash and cash equivalents	3,575	1,724
Cash and cash equivalents, beginning of period	6,751	72

Cash and cash equivalents, end of period	$10,326	$1,796

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,211	$2,294
Income taxes	$50	$39

Noncash:
Dividends from preferred stock recorded as interest expense	$2,867	$2,867
Debt issuance costs on senior term loan	$–	$110

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
(amounts in thousands)

	Telos Corporation
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
For the Three Months Ended September 30, 2020
Beginning balance	$78	$4,310	$7	$(147,508)	$7,104	$(136,009)
Net (loss) income	–	–	–	(200)	2,694	2,494
Foreign currency translation loss	–	–	(2)	–	–	(2)
Stock-based compensation	–	4	–	–	–	4
Distributions	–	–	–	–	(292)	(292)
Ending balance	$78	$4,314	$5	$(147,708)	$9,506	$(133,805)
For the Three Months Ended September 30, 2019
Beginning balance	$78	$4,310	$19	$(144,283)	$1,857	$(138,019)
Net income	–	–	–	2,233	1,485	3,718
Foreign currency translation loss	–	–	(2)	–	–	(2)
Distributions	–	–	–	–	(419)	(419)
Ending balance	$78	$4,310	$17	$(142,050)	$2,923	$(134,722)
For the Nine Months Ended September 30, 2020
Beginning balance	$78	$4,310	$6	$(145,530)	$4,514	$(136,622)
Net (loss) income	–	–	–	(2,178)	6,284	4,106
Foreign currency translation loss	–	–	(1)	–	–	(1)
Stock-based compensation	–	4	–	–	–	4
Distributions	–	–	–	–	(1,292)	(1,292)
Ending balance	$78	$4,314	$5	$(147,708)	$9,506	$(133,805)
For the Nine Months Ended September 30, 2019
Beginning balance	$78	$4,310	$17	$(139,129)	$2,621	$(132,103)
Net (loss) income	--	--	--	(2,921)	1,705	(1,216)
Distributions	--	--	--	--	(1,403)	(1,403)
Ending balance	$78	$4,310	$17	$(142,050)	$2,923	$(134,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  General and Basis of Presentation
Telos Corporation, together with its subsidiaries (the “Company” or “Telos” or “We”), offers technologically advanced, software-based security solutions that empower and protect the world’s most security-conscious organizations against rapidly evolving, sophisticated and pervasive threats. Our portfolio of security products, services and expertise empower our customers with capabilities to reach new markets, serve their stakeholders more effectively, and successfully defend the nation or their enterprise. We protect our customers’ people, information, and digital assets so they can pursue their corporate goals and conduct their global missions with confidence in their security and privacy. Our principal offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. The Company was incorporated as a Maryland corporation in October 1971.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirement for fair value measurement under ASC 820 to improve the effectiveness of such disclosures. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements.  This standard is effective for interim and annual reporting periods beginning after December 15, 2019, which made this standard effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. This standard will be effective for reporting periods beginning after December 15, 2020, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our consolidated financial position, results of operations and cash flows.

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

Revenue that is recognized at a point in time is for the sale of software licenses in our Information Assurance / Xacta® (previously referred to as Cyber & Cloud Solutions) and Secure Communications (previously referred to as Secure Communications Cyber and Enterprise Solutions) business groups and for the sale of resold products in Telos ID (previously referred to as Telos ID Enterprise Solutions) and Secure Networks (previously referred to as Secure Mobility and Network Management/Defense Enterprise Solutions), and is classified as product revenue.  Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Federal	$45,788	$42,702	$128,756	$105,459
State & Local, and Commercial	1,652	2,829	6,273	7,286
Total	$47,440	$45,531	$135,029	$112,745

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Firm fixed-price	$39,483	$38,660	$113,080	$92,447
Time-and-materials	3,605	3,325	11,066	10,945
Cost plus fixed fee	4,352	3,546	10,883	9,353
Total	$47,440	$45,531	$135,029	$112,745

The following table discloses accounts receivable and contract assets (in thousands):

	September 30, 2020	December 31, 2019
Billed accounts receivable	$12,315	$11,917
Unbilled receivables	17,546	16,745
Allowance for doubtful accounts	(745)	(720)
Receivables – net	$29,116	$27,942

The following table discloses contract liabilities (in thousands):

	September 30, 2020	December 31, 2019
Contract liabilities	$6,353	$6,337

As of September 30, 2020 and December 31, 2019, we had $147.0 million and $112.4 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 47.1% of our remaining performance obligations as revenue in 2020, an additional 46.6% in 2021, and the balance thereafter.  We recognized revenue of $1.7 million and $5.2 million during the three and nine months ended September 30, 2020, respectively, and $1.0 million and $4.1 million during the three and nine months ended September 30, 2019, respectively, that was included in the contract liabilities balance at the beginning of each fiscal year.

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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. There were no accounts receivable sold during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company sold approximately $3.2 million and $12.6 million of accounts receivable, respectively, and recognized a related loss of approximately $12,000 and $45,000 in selling, general and administrative expenses, respectively, for the same period.  As of September 30, 2020 and December 31, 2019, there were no outstanding sold accounts receivable.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method.  Substantially all inventories consist of purchased off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory was $4.8 million and $2.8 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.9 million as of September 30, 2020 and December 31, 2019.

Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and ASC Topic 350-40 “Internal Use Software”, in so far as our Xacta products being available in various deployment modalities including on premises licenses and cloud-based Software as a Service (“SaaS”) as well as solutions developed within Telos ID. Under both standards, software development costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers or is ready for its intended use, as appropriate.  Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2-3 years on a straight-line basis. As of September 30, 2020 and December 31, 2019, we capitalized $11.0 million and $5.6 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $0.4 million and $1.3 million for each of the three and nine months ended September 30, 2020 and 2019, respectively. Accumulated amortization was $4.4 million and $3.1 million as of September 30, 2020 and December 31, 2019, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of September 30, 2020 and December 31, 2019. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remains on our condensed consolidated balance sheets at September 30, 2020 and December 31, 2019. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at September 30, 2020 and December 31, 2019.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests during the quarter. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, CO&D (comprised of Information Assurance / Xacta and Secure Networks), Telos ID, and Secure Communications, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values.  Our discounted cash flows required management’s judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2019. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, 79,361 shares have been granted in 2020. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of September 30, 2020, there were 59,521 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

Net Income (Loss) per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested restricted common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Nine Months Ended September 30,
	2020	2019
Unvested restricted stock	60	957
Common stock warrants, exercisable at $1.665/sh.	901	901
Total	961	1,858

On November 12, 2020, we amended our Articles of Amendment and Restatement to effect an approximate 0.794-for-1 reverse stock split with respect to our common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

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

Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Cumulative foreign currency translation loss	$(102)	$(101)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$5	$6

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

As a result of the Transaction, the Class A and Class B members each own 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits, which was $2.7 million and $6.3 million for the three and nine months ended September 30, 2020, respectively, and $1.5 million and $1.7 million for the three and nine months ended September 30, 2019, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. The Class B member received a total distribution of $0.3 million and $1.3 million during the three and nine months ended September 30, 2020, respectively, and $0.4 million and $1.4 million during the three and nine months ended September 30, 2019, respectively.

The following table details the changes in non-controlling interest for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-controlling interest, beginning of period	$7,104	$1,857	$4,514	$2,621
Net income	2,694	1,485	6,284	1,705
Distributions	(292)	(419)	(1,292)	(1,403)
Non-controlling interest, end of period	$9,506	$2,923	$9,506	$2,923

On October 5, 2020, we entered into a Membership Interest Purchase Agreement between the Company and the Investors to purchase all of the Class B Units of Telos ID (“Telos ID Units”) owned by the Investors (the “Telos ID Purchase”). Upon the closing of the Telos ID Purchase, Telos ID will become our wholly owned subsidiary. The successful consummation of an initial public offering of our common stock is a condition to the closing of the Telos ID Purchase. If the initial public offering of our common stock is not consummated, the Telos ID Purchase will not occur.

Note 3.  Goodwill
The goodwill balance was $14.9 million as of September 30, 2020 and December 31, 2019. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of September 30, 2020 and December 31, 2019, no impairment charges were taken.

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

As of September 30, 2020 and December 31, 2019, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $142.1 million and $139.2 million, respectively, and the estimated fair market value was $63.7 million and $60.5 million, respectively, based on quoted market prices.

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

Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Liabilities
As of September 30, 2020 and December 31, 2019, the accounts payable and other accrued liabilities consisted of $11.4 million and $13.5 million, respectively, in trade accounts payable and $5.5 million and $1.5 million, respectively, in accrued liabilities.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of September 30, 2020 and December 31, 2019, the contract liabilities primarily related to product support services.

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

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which is being amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ended September 30, 2020, we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

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

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Senior term loan principal, including exit fee	$17,200	$17,200
Less: Unamortized discount, debt issuance costs, and lender fees	(281)	(865)
Senior term loan, net	$16,919	$16,335

We incurred interest expense in the amount of $0.8 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, under the Credit Agreement.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $90,000 and $265,000 for the three and nine months ended September 30, 2020, respectively, and $83,000 and $245,000 for the three and nine months ended September 30, 2019, respectively, on the Porter Notes. As of September 30, 2020, approximately $1.2 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

Note 6.  Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2020 and December 31, 2019 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the years 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2020.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $110.2 million and $107.4 million as of September 30, 2020 and December 31, 2019, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2020 and 2019, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. We recorded an approximately $8,000 income tax provision and $136,000 income tax benefit for the three and nine months ended September 30, 2020, respectively, and a $10,000 and $187,000 income tax benefit for the three and nine months ended September 30, 2019, respectively.  For the three and nine months ended September 30, 2020 and 2019, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income for all periods.

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

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of September 30, 2020 and December 31, 2019. Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), we will be able to use our hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes.  As a result, a deferred tax liability related to goodwill of $649,000 and $621,000 remains on our condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively. The income tax benefit recorded for the nine months ended September 30, 2020 is primarily related to this change in deferred tax liability and is due to the release of FIN 48 liability on state nexus.

As a result of the Tax Act, we are subject to several provisions of the Tax Act including computations under Section 162(m) executive compensation limitation and Section 163(j) interest limitation rule. We have considered the impact of each of these provisions in our computation of income tax expense for the three and nine months ended September 30, 2020 and 2019.

Under the provisions of ASC 740, we determined that there were approximately $514,000 and $673,000 of unrecognized tax benefits, including $235,000 and $304,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

Our working capital was $(11.3) million and $2.9 million as of September 30, 2020 and December 31, 2019, respectively. Our current working capital deficit is due to the classification of the EnCap Credit Agreement as a current liability as discussed in Note 5 to the financial statements, although the Fifth Amendment to the Credit Agreement provides us the option to extend the maturity of the agreement. We intend to consider exercising the option at the appropriate time.  Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, beginning on August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava Partnership III, L.P. (“Costa Brava”), were involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). Mr. Siegel is a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. The Plaintiffs initially alleged that certain documents and records had not been provided to them promptly and were necessary to fulfill their duties as directors of the Company. Subsequently, Hamot and Siegel further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. John Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. On April 23, 2008, the Company filed a counterclaim against Hamot and Siegel for money damages and preliminary and injunctive relief based upon Hamot and Siegel’s interference with, and improper influence of, the Company’s independent auditors regarding, among other things, a specific accounting treatment.  On June 27, 2008, the Circuit Court granted the Company’s motion for preliminary injunction and enjoined Hamot and Siegel from contacting the Company’s auditors until the completion of the Company’s Form 10-K for the preceding year, which injunction later expired by its own terms. As previously disclosed, trial on Hamot and Siegel’s claims and the Company’s counterclaims took place in July through September 2013, and the Court subsequently issued decisions on the various claims by way of memorandum opinions and orders dated September 11, 2017. Among other rulings, the Court found Hamot and Siegel liable for the intentional tort of tortious interference with the Company’s contractual relationship with one of its auditors and entered a monetary judgment in favor of the Company and against Hamot and Siegel for approximately $278,000. The Company’s subsequent appeal of the amount of damages awarded to it for Hamot and Siegel’s intentional interference was ultimately dismissed by way of the Mandate issued by the Court of Appeals of Maryland on October 11, 2019.

Hamot (and later, his Estate) and Siegel on multiple occasions during this litigation have sought to be indemnified or to be awarded advancement of various attorney’s fees and expenses incurred by them in this litigation.  On October 20, 2020, Hamot’s Estate and Siegel (together the “Plaintiffs”) filed their latest Motion for Indemnification of Legal Fees and Expenses against the Company in the Circuit Court for Baltimore City and a Request for a Hearing.  The Motion demands that the Company indemnify the Plaintiffs for legal fees and expenses incurred in the sum of $2,540,000. The Company filed an Opposition to the Motion on November 4, 2020. The Company denies that it has any liability for indemnification to the Plaintiffs and intends to vigorously defend the matter through an opposition to the Motion and further proceedings.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to the Company’s success in relation to this claim by Hamot’s Estate and Siegel for indemnification for certain attorney’s fees and expenses incurred in this litigation. The Company intends to vigorously defend the matter.

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

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $193,000 and $517,000 for the three and nine months ended September 30, 2020, respectively, and $110,000 and $344,000 for the three and nine months ended September 30, 2019, respectively. Additionally, as of September 30, 2020 and December 31, 2019, Mr. Wood owned 810,000 shares of the Company’s Class A Common Stock and 50,000 shares of the Company’s Class B Common Stock.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $90,000 and $265,000 for the three and nine months ended September 30, 2020, respectively, and $83,000 and $245,000 for the three and nine months ended September 30, 2019, respectively, on the Porter Notes. As of September 30, 2020, approximately $1.2 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

Note 10.  Leases
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

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 2.8 years and 5.75% and for our finance leases were approximately 8.6 years and 5.04% at September 30, 2020. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2019 Form 10-K.

As of September 30, 2020, operating lease ROU assets were $1.6 million and operating lease liabilities were $1.8 million, of which $1.1 million were classified as noncurrent.

Future minimum lease commitments at September 30, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$194	$517
2021	752	2,097
2022	592	2,149
2023	373	2,203
2024	27	2,258
After 2024	--	10,658
Total lease payments	1,938	19,882
Less imputed interest	(151)	(3,924)
Total	$1,787	$15,958

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$182	$160	$542	$454
Short-term lease cost (1)	26	42	83	126
Finance lease cost
Amortization of right-of-use assets	305	305	915	915
Interest on lease liabilities	205	219	622	666
Total finance lease cost	510	524	1,537	1,581
Total lease costs	$718	$726	$2,162	$2,161
(1)  Leases that have terms of 12 months or less

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$552	$435
Cash flows from operating activities - finance leases	622	665
Cash flows from financing activities - finance leases	907	826
Operating lease right-of-use assets obtained in exchange for lease obligations	455	378

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

General
We offer technologically advanced, software-based security solutions that empower and protect the world’s most security-conscious organizations against rapidly evolving, sophisticated and pervasive threats. Our portfolio of security products, services and expertise empower our customers with capabilities to reach new markets, serve their stakeholders more effectively, and successfully defend the nation or their enterprise. We protect our customers’ people, information, and digital assets so they can pursue their corporate goals and conduct their global missions with confidence in their security and privacy.

Our mission is to protect our customers’ people, systems, and vital information assets with offerings for cybersecurity, cloud security, and enterprise security. In the current global environment, our mission is more critical than ever. The emergence of each new information and communications technology (“ICT”) introduces new vulnerabilities, as security is still too often overlooked in solution development. Networks and applications meant to enhance productivity and profitability often jeopardize an organization due to poor planning, misconfiguration, or an unknown gap in security. Ransomware, insider threats, cybercrime, and advanced persistent threats continue to menace public and private enterprises across all industries.

Cybersecurity, cloud security, and enterprise security of the modern organization share much in common, yet also call for a diverse range of skills, capabilities, and experience in order to meet the requirements of security-conscious customers. Decades of experience in developing, orchestrating, and delivering solutions across these three domains gives us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level. Our experience in addressing challenges in one area of an enterprise helps us meet requirements in others. We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges.

Our security solutions span across the following domains:

•
Cybersecurity – We help our customers ensure the ongoing security, integrity, and compliance of their on-premises and related cloud-based systems, reducing threats and vulnerabilities to foil cyber adversaries before they can attack.  Our consultants assess our customers’ security environments and design, engineer, and operate the systems they need to strengthen their cybersecurity posture.

•
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

•
Enterprise Security – Securing the enterprise means protecting the essential and timeless elements common to every organization: its people and processes, its supply chain and inventories, its finances and facilities, and its information and communications. As ICT and operational technology (“OT”) have become part of the organizational make-up, we have offered solutions that ensure personnel can work securely and productively across and beyond the enterprise.

We refer to our cyber and cloud applications as Security Solutions, which includes Information Assurance / Xacta® (previously referred to as Cyber & Cloud Solutions), Secure Communications (previously referred to as Secure Communications Cyber and Enterprise Solutions), and Telos ID (previously referred to as Telos ID Enterprise Solutions). We refer to our offerings for enterprise security as Secure Networks (previously referred to as Secure Mobility and Network Management/Defense Enterprise Solutions).

Security Solutions
•
Information Assurance / Xacta: a premier platform for enterprise cyber risk management and security compliance automation, delivering security awareness for systems in the cloud, on-premises, and in hybrid and multi-cloud environments. Xacta delivers automated cyber risk and compliance management solutions to large commercial and government enterprises. Across the U.S. federal government, Xacta is the de facto commercial cyber risk and compliance management solution.

•	Secure Communications:
○
Telos Ghost: a virtual obfuscation network-as-a-service with encryption and managed attribution capabilities to ensure the safety and privacy of people, information, and resources on the network. Telos Ghost seeks to eliminate cyber-attack surfaces by obfuscating and encrypting data, masking user identity and location, and hiding network resources. It provides the additional layers of security and privacy needed for intelligence gathering, cyber threat protection, securing critical infrastructure, and protecting communications and applications when operations, property, and even lives can be jeopardized by a single error in security.

○
Telos Automated Message Handling System (“AMHS”): web-based organizational message distribution and management for mission-critical communications; the recognized gold standard for organizational messaging in the U.S. government. Telos AMHS is used by military field operatives for critical communications on the battlefield and is the only web-based solution for assured messaging and directory services using the Defense Information System Agency’s (“DISA”) Organizational Messaging Service and its specialized communications protocols.

•
Telos ID: offering Identity Trust and Digital Services through IDTrust360® – an enterprise-class digital identity risk platform for extending software-as-a-service (“SaaS”) and custom digital identity services that mitigate threats through the integration of advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck™ enrollment provider, Designated Aviation Channeling provider, FBI-approved Channeler, and the Financial Industry Regulatory Authority (“FINRA”) Electronic Fingerprint Submission provider. We are the only commercial entity in our industry designated as a Secure Flight Services provider for terrorist watchlist checks.

Secure Networks
•
Secure Mobility: solutions for business and government that enable remote work and minimize concern across and beyond the enterprise. Our secure mobility team brings credentials to every engagement, supplying deep expertise and experience as well as highly desirable clearances and industry recognized certifications for network engineering, mobility, and security.

•
Network Management and Defense: services for operating, administrating, and defending complex enterprise networks and defensive cyber operations. Our diverse portfolio of capabilities addresses common and uncommon requirements in many industries and disciplines, ranging from the military and government agencies to Fortune 500 companies.

Backlog
Many of our contracts with the U.S. Government are funded year to year by the procuring U.S. Government agency as determined by the fiscal requirements of the U.S. Government and the respective procuring agency.

Total backlog, a component of recurring revenue, consists of the aggregate contract revenues remaining to be earned by us at a given time over the life of our contracts, whether funded or unfunded. Funded backlog consists of the aggregate contract revenues remaining to be earned at a given time, which, in the case of U.S. government contracts, means that they have been funded by the procuring agency. Unfunded backlog is the difference between total backlog and funded backlog and includes potential revenues that may be earned if customers exercise delivery orders and/or renewal options to continue these contracts. Based on historical experience, we generally assume option year renewals to be exercised. Most of our customers fund contracts on a basis of one year or less and, as a result, funded backlog is generally expected to be earned within one year from any point in time, whereas unfunded backlog is expected to be earned over a longer period.

A number of contracts that we undertake extend beyond one year and, accordingly, portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog.

At September 30, 2020 and 2019, we had total backlog from existing contracts of approximately $374.6 million and $307.5 million, respectively.  Such backlog was $354.5 million at December 31, 2019. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customers.

Funded backlog as of September 30, 2020 and 2019 was $147.0 million and $104.0 million, respectively. Funded backlog was $112.4 million at December 31, 2019.

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
In addition to the ongoing need to respond to the crisis in the current fiscal year, Congress and the President must agree on FY 2021 appropriations legislation prior to December 11, 2020; failing to do so by then would likely mean DoD and other departments will again be funded for an unknown period of time under another Continuing Resolution, which would again restrict new spending initiatives.  This is consistent with the practice for a number of years where the U.S. Government has been unable to complete its appropriations process prior to the beginning of the next fiscal year, resulting in actual or threatened governmental shut-downs and repeated use for extended time periods each year of Continuing Resolutions to fund part or all of the government.  The impact of the substantial additional spending on the Coronavirus pandemic on the appropriations for FY 2021, and the appropriations process itself, is not known.

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

The principal elements of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		(unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1	64.2	65.7	68.7
Selling, general, and administrative expenses	25.4	23.4	26.9	27.9
Operating income	9.5	12.4	7.4	3.4
Other income	----	----	----	0.2
Interest expense	(4.2)	(4.3)	(4.5)	(4.9)
Income (loss) before income taxes	5.3	8.1	2.9	(1.3)
Benefit from income taxes	----	----	0.1	0.2
Net income (loss)	5.3	8.1	3.0	(1.1)
Less: Net income attributable to non-controlling interest	(5.7)	(3.2)	(4.6)	(1.5)
Net (loss) income attributable to Telos Corporation	(0.4)%	4.9%	(1.6)%	(2.6)%

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Revenue increased by 4.2% to $47.4 million for the third quarter of 2020, from $45.5 million for the same period in 2019. Services revenue increased to $44.2 million for the third quarter of 2020 from $39.2 million for the same period in 2019, primarily attributable to increases in sales of $2.5 million by Telos ID, $2.1 million by Assurance / Xacta, and $1.7 million by Secure Communications, offset by a decrease in sales of $1.3 million by Secure Networks. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $3.3 million for the third quarter of 2020 from $6.3 million for the same period in 2019, primarily attributable to decreases in sales of $2.5 million by Assurance / Xacta and $0.6 million by Telos ID, offset by an increase in sales of $0.1 million by Secure Communications.

Cost of sales increased to $30.9 million for the third quarter of 2020, from $29.2 million for the same period in 2019, primarily due to an increase in revenue of $1.9 million, coupled with an increased cost of sales as a percentage of revenue of 0.9%. Cost of sales for services increased by $2.0 million, and as a percentage of services revenue decreased by 3.0%, due to a change in the mix of the programs and timing of certain deliverables. Cost of sales for products decreased by $0.4 million, and as a percentage of product revenue increased by 27.4% due primarily to a decrease in proprietary software sales which carry lower cost of sales. The increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 1.5% to $16.6 million for the third quarter of 2020 from $16.3 million for the same period in 2019. Gross margin decreased to 34.9% in the third quarter of 2020, from 35.8% for the same period in 2019. Services gross margin increased to 35.2% in 2020 from 32.2% in 2019 due to the change in program mix during the period as noted above, and product gross margin decreased to 31.0% in 2020 from 58.4% in 2019, due primarily to a decrease in proprietary software sales.

Selling, general, and administrative expense (SG&A) increased by 13.3% to $12.0 million for the third quarter of 2020, from $10.6 million for the same period in 2019, primarily attributable to increases in labor costs of $1.6 million, outside services of $1.6 million, legal costs of $0.4 million, and trade shows of $0.1 million, offset by a increase in capitalized software development costs of $1.4 million, and decreases in accrued bonuses of $0.7 million and travel costs of $0.2 million.

Operating income decreased by 20.5% to $4.5 million for the third quarter of 2020, from $5.7 million for the same period in 2019, due primarily to an increase in SG&A as noted above.

Interest expense increased by 2.2% to $2.0 million for the third quarter of 2020, from $2.0 million for the same period in 2019, primarily due to an increase in interest on the EnCap senior term loan.

Income tax provision was $8,000 for the third quarter of 2020, compared to income tax benefit of $10,000 for the same period in 2019, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter plus discreet tax items, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $0.2 million for the third quarter of 2020, compared to a net income of $2.2 million for the same period in 2019, primarily attributable to the decrease in operating income for the quarter as discussed above.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenue increased by 19.8% to $135.0 million for the nine months ended September 30, 2020, from $112.7 million in the same period in 2019. Services revenue increased to $124.2 million for the nine months ended September 30, 2020, from $101.6 million for the same period in 2019, primarily attributable to increases in sales of $15.7 million by Telos ID, $6.8 million by Secure Communications, and $1.5 million by Assurance / Xacta, offset by a decrease in sales of $1.4 million by Secure Networks. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $10.8 million for the nine months ended September 30, 2020, from $11.1 million for the same period in 2019, primarily attributable to decreases in sales of $0.7 million by Assurance / Xacta and $0.3 million by Secure Communications, offset by an increase in sales of $0.7 million by Telos ID.

Cost of sales increased by 14.5% to $88.7 million for the nine months ended September 30, 2020, from $77.4 million for the same period in 2019, primarily due to an increase in revenue of $22.3 million, however cost of sales as a percentage of revenue decreased by 3.0%. Cost of sales for services increased by $10.9 million, and as a percentage of services revenue decreased by 4.1%, due primarily to a change in the mix of the programs and timing of certain Telos ID deliverables. Cost of sales for products increased by $0.3 million, and as a percentage of product revenue increased by 4.4% due primarily to a decrease in proprietary software sales which carry lower cost of sales. The decrease in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 31.4% to $46.4 million for the nine months ended September 30, 2020, from $35.3 million compared to the same period in 2019, due primarily to the change in the mix of the solutions sold as discussed above, primarily in Telos ID. Gross margin increased to 34.3% for the nine months ended September 30, 2020, from 31.3% in the same period in 2019.

SG&A expense increased by 15.8% to $36.4 million for the nine months ended September 30, 2020, from $31.4 million for the same period in 2019, primarily attributable to increases in outside services of $4.2 million, labor costs of $3.6 million, software maintenance costs of $0.2 million, accrued bonuses of $0.2 million, recruiting fees of $0.2 million, and legal costs of $0.1 million, offset by an increase in capitalized software development costs of $3.3 million, and a decrease in travel costs of $0.4 million.

Operating income increased by 157.8% to $10.0 million for the nine months ended September 30, 2020, from $3.9 million for the same period in 2019, due primarily to an increase in gross profit as noted above.

Interest expense increased by 10.2% to $6.0 million for the nine months ended September 30, 2020, from $5.5 million for the same period in 2019, primarily due to an increase in interest on the EnCap senior term loan.

Income tax benefit was $136,000 for the nine months ended September 30, 2019, compared to $187,000 for the same period in 2019, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the nine month period plus discreet tax items, adjusted for the income tax benefit previously provided, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $2.2 million for the nine months ended September 30, 2020, compared to $2.9 million for the same period in 2019, primarily attributable to the increase in operating income as discussed above, offset by an increase to income attributable to noncontrolling interest.

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

Our working capital was $(11.3) million and $2.9 million as of September 30, 2020 and December 31, 2019, respectively. Our current working capital deficit is due to the classification of the EnCap Credit Agreement as a current liability as discussed in Note 5 to the financial statements, although the Fifth Amendment to the Credit Agreement provides us the option to extend the maturity of the agreement. We intend to consider exercising the option at the appropriate time.  Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities was $12.0 million for the nine months ended September 30, 2020, compared to $4.4 million for the same period in 2019. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net income was $4.1 million for the nine months ended September 30, 2020, compared to a net loss of $1.2 million for the nine months ended September 30, 2019.

Cash used in investing activities was approximately $6.1 million and $5.3 million for the nine months ended September 30, 2020 and 2019, respectively, due primarily to the capitalization of software development costs of $5.5 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively, and the purchase of property and equipment $0.6 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Cash used in financing activities for the nine months ended September 30, 2020 was $2.3 million, compared to cash provided by financing activities of $2.7 million for the same period in 2019, primarily attributable to proceeds from the EnCap senior term loan for the nine months ended September 30, 2019, and payments under finance leases and distribution to the Telos ID Class B member for both periods.

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

On July 19, 2019, we entered into the Fourth Amendment to Credit Agreement and Waiver; First Amendment to Fee Letter (“Fourth Amendment”) to amend the Credit Agreement.  As a result of the Fourth Amendment, several terms of the Credit Agreement were amended, including the following:

•	The Company borrowed an additional $5 million from the Lenders, increasing the total amount of the principal to $16 million.
•	The maturity date of the Credit Agreement was amended from January 25, 2022 to January 15, 2021.
•
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

•
The following financial covenants, as defined in the Credit Agreement, were amended and updated: Consolidated Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Capital Expenditures, Minimum Fixed Charge Coverage Ratio, and Minimum Consolidated Net Working Capital.

•	Any actual or potential non-compliance with the applicable provisions of the Credit Agreement were waived.
•	The borrowing under the Credit Agreement continues to be collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable.
•	The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment. We incurred immaterial third party transaction costs which were expensed in the current period.
•	The exit fee was increased from $825,000 to $1,200,000.

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which is being amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ended September 30, 2020, we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

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

We incurred interest expense in the amount of $0.8 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, under the Credit Agreement.

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

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $90,000 and $265,000 for the three and nine months ended September 30, 2020, respectively, and $83,000 and $245,000 for the three and nine months ended September 30, 2019, respectively, on the Porter Notes. As of September 30, 2020, approximately $1.2 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2020 and December 31, 2019 was 3,185,586. The Public Preferred Stock is quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the years 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2020.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $110.2 million and $107.4 million as of September 30, 2020 and December 31, 2019, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2020 and 2019, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
During the three months ended September 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on April 13, 2020.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020 was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
The following risk factors are in addition to those risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on April 13, 2020, which are incorporated by reference herein.

We are subject to the seasonality of the U.S. government spending.
We derive a substantial portion of our revenues from U.S. government contracting, and as a result, we are subject to the annual seasonality of the U.S. government purchasing. Because the U.S. government fiscal year ends on September 30, it is not uncommon for U.S. government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this seasonality, we have historically experienced higher revenues in the third and fourth fiscal quarters, ending September 30 and December 31, respectively, with the pace of orders typically substantially reduced during the first and second fiscal quarters ending March 31 and June 30, respectively.

Our pricing structures for our solutions and services may change from time to time.
We expect that we may change our pricing model from time to time, including as a result of competition, global economic conditions, and general reductions in our customers’ spending levels, pricing studies, or changes in how our solutions are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing solutions and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our solutions and services to larger organizations, these larger organizations may demand substantial price concessions. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.

We depend on computing infrastructure operated by Amazon Web Services (“AWS”), Microsoft, and other third parties to support some of our solutions and customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.
We rely on the technology, infrastructure, and software applications, of certain third parties, such as AWS and Microsoft Azure, in order to host or operate some of certain key platform features or functions of our business. Additionally, we rely on computer hardware and cloud capabilities purchased in order to deliver our solutions and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our solutions become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our solutions, cause our solutions to fail, our revenue and margins could decline, or our reputation and brand to be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

We have experienced, and may in the future experience, disruptions, failures, data loss, outages, and other performance problems with our infrastructure and cloud-based offerings due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises such as the COVID-19 pandemic, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or solutions, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.

Furthermore, our solutions are in many cases important or essential to our customers’ operations, including in some cases, their cybersecurity or oversight and compliance programs, and subject to service level agreements (“SLAs”). Any interruption in our service, whether as a result of an internal or third-party issue, could damage our brand and reputation, cause our customers to terminate or not renew their contracts with us or decrease use of our solutions and services, require us to indemnify our customers against certain losses, result in our issuing credit or paying penalties or fines, subject us to other losses or liabilities, cause our solutions to be perceived as unreliable or unsecure, and prevent us from gaining new or additional business from current or future customers, any of which could harm our business, financial condition, and results of operations.

Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. AWS, Microsoft Azure, and other third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If AWS, Microsoft Azure, or other third parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.
A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.

We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.
We plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, pharmaceutical, manufacturing, telecommunication, airlines and aerospace, insurance, retail, transportation, shipping and logistics, and energy industries, as well as other critical infrastructure industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to a new customer have often led to additional sales to the same customer or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.

In the future, we may seek to enter into other credit facilities to help fund our working capital needs. These credit facilities may expose us to additional risks associated with leverage and may inhibit our operating flexibility.
We may seek to enter into other credit facilities with third-party lenders to help fund our business. Such credit facilities will likely require us to pay a commitment fee on the undrawn amount and will likely contain a number of affirmative and restrictive covenants.

If we violate any such covenants, our lenders could accelerate the maturity of any debt outstanding and we may be prohibited from making any distributions to our stockholders. Such debt may be secured by our assets, including the stock we may own in subsidiaries and the rights we have under intercompany loan agreements that we may enter into in the future with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our business. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

In addition, we expect that such credit facilities will bear interest at floating rates which will generally change as interest rates change. We will bear the risk that the rates that we are charged by our lenders will increase faster than we can grow the cash flow from our businesses, which could reduce profitability, materially adversely affect our ability to service our debt and cause us to breach covenants contained in our third-party credit facilities.

Our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or otherwise harm our business.
We are subject to a variety of local, state, national, and international laws and directives and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business.

The overarching complexity of privacy and data protection laws and regulations around the world pose a compliance challenge that could manifest in costs, damages, or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the malicious or inadvertent breach of applicable privacy and data protection requirements by us, our employees, our business partners, or our customers.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection, and information security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. As these legal regimes relating to privacy, data protection, and information security continue to evolve, they may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our solutions. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing obligations, make enhancements, or develop new solutions and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions.

These existing and proposed laws and regulations can be costly to comply with and can make our solutions and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our solutions to comply with U.S., or applicable foreign laws, regulations, directives, policies, industry standards, or legal obligations relating to privacy, data protection, or information security, or any security incident that results in loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.

Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.
We prepare consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our consolidated financial statements. If these assumptions turn out to be incorrect, our revenue or our stock-based compensation expense could materially differ from our expectations, which could have a material adverse effect on our financial results. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements. For example, recent new standards issued by the Financial Accounting Standards Board could materially impact our consolidated financial statements. The adoption of these new standards may potentially require enhancements or changes in our processes or systems and may require significant time and cost on behalf of our financial management. This may in turn adversely affect our results of operations and growth prospects.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our consolidated financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, common stock valuations, and income taxes.

A novel strain of coronavirus, COVID-19, may adversely affect our future business operations, financial condition and our ability to execute on business or contract opportunities.
In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our customers’ ability to perform their missions and is in many cases disrupting their operations. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer imposed limitations and using various technologies to perform their functions. We could see delays or changes in customer demand, particularly if government funding priorities change. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition, and our ability to execute on business or contract opportunities, including the TSA PreCheckTM enrollment program; however, its ultimate impact is highly uncertain and subject to change.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six-month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $110.2 million and $107.4 million in cash dividends as of September 30, 2020 and December 31, 2019, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1	Membership Interest Purchase Agreement, dated October 5, 2020 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on October 6, 2020)
10.2*	Amended Voting and Support Agreement, dated October 19, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
*   filed herewith
** in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2020	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)