Form 10-K
period 2020-12-31
TELOS CORP
filed 2021-03-25
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-08443
TELOS CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-0880974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19886 Ashburn Road, Ashburn, Virginia	20147-2358
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (703) 724-3800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value per share	TLS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ◻
Emerging growth company ⌧
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020:  Not applicable

As of March 15, 2021, the registrant had outstanding 64,625,071 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on May 25, 2021.

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

Our customer base consists of the U.S. federal government, large commercial businesses, state and local governments, as well as international customers. Our federal government customers include the Department of Defense (“DoD”), the Central Intelligence Agency (“CIA”) and multiple other agencies within the Intelligence Community (“IC”), and multiple civilian agencies, including the Department of Homeland Security (“DHS”), the U.S. Department of State (“DoS”), and the Federal Bureau of Investigation (“FBI”). Our commercial customers include Fortune 500 enterprises such as Amazon.com, Inc., Citigroup Inc., Microsoft Corporation, and Salesforce.com, Inc. We have conducted business with over 350 customers in each of the last three years. For the year ended December 31, 2020, approximately 50% of our revenue was derived from sole source contracts or contracts for which we had limited competition. Our customers are highly targeted by cyber attackers and require continuous real-time insights to make informed decisions about how to effectively balance the constraints of security risk with the freedom to act and decide in the best interests of the organization and the greater good of the public. Our advanced security solutions help protect and ensure confidence in the information that is vital to the world’s most important commercial and governmental organizations, national security, and mission success for the warfighter.

Our revenue growth trajectory began to accelerate in 2018 as we increased our investment into new products and solutions. Our security solutions are the product of the investment of approximately 3,000 man-years developing our intellectual property and highly sophisticated software technology. These investments helped us expand with commercial customers, as well as win additional contracts within the military and the IC. Revenue grew from $107.7 million in 2017 to $138.0 million in 2018 and to $159.2 million in 2019 and to $179.9 million in 2020, representing annual growth rates of 28.1%, 15.4%, and 13.0%, respectively. Once our security solutions are imbedded in our customers’ technology infrastructure, these customer relationships often expand and lead to us providing additional security solutions. As a consequence, we believe that our customer turnover is low and, based on historical experience, approximately 85% of our revenue is recurring, as discussed further below.

We develop our annual budgeted revenue by estimating for the upcoming year our continuing business from existing customers and active contracts. We consider backlog, both funded and unfunded (as explained below), other expected annual renewals, and expansion planned by our current customers. In the context of our current customer portfolio, we view “recurring revenue” as revenue that occurs often and repeatedly. In each of the last three years, recurring revenue has exceeded 85% of our annual revenue. Our total budgeted revenue is the combination of recurring revenue and a forecast of new business.

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

On November 19, 2020, we completed our initial public offering of shares of our common stock. We issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.7 million.  We used approximately $108.9 million of the net proceeds in connection with the conversion of our outstanding shares of Exchangeable Redeemable Preferred Stock into the right to receive cash and shares of our common stock, $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID, and $21.0 million to repay our outstanding senior term loan and subordinated debt.  We intend to use the remaining net proceeds for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. We do not, however, have agreements, commitments, or plans for any specific acquisitions at this time. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors.

Our Mission: Cyber, Cloud, and Enterprise Security

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

Our security solutions span across the following domains:
• Cybersecurity – We help our customers ensure the ongoing security, integrity, and compliance of their on-premises and related cloud-based systems, reducing threats and vulnerabilities in order to foil cyber adversaries before they can attack.  Our consultants assess our customers’ security environments and design, engineer, and operate the systems they need to strengthen their cybersecurity posture.

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

Our Market

Our market includes organizations in business across industry verticals, government, and the military. We believe that digital transformation is a reality for these organizations and that the ICT systems they depend on for their success and security are subject to unprecedented levels of stress, threat, and attack. Market-disrupting technologies, a global pandemic, and economic uncertainty make it difficult for customers to plan for business expansion, develop new programs in service to the public, or prepare military forces for the nation’s defense. Public and private enterprises alike face the following dynamic challenges that threaten their security:

•
Heavy dependence on information and operational technologies. Organizations are increasingly dependent on technology, including mobile and wireless applications, cloud-based resources, industrial internet of things (“IoT”), industrial control systems (“ICS”), supervisory control and data acquisition (“SCADA”), and others.

•
Digital transformation and accelerating migration to the cloud. Enterprises and government agencies are accelerating the migration of applications, storage, and ICT/OT infrastructure to hosted and cloud environments. More organizations – including highly security-conscious agencies within the U.S. government and commercial entities – are gaining comfort and confidence in the cloud, taking advantage of the rapid application development, greater flexibility, and strategic agility that the cloud offers.

•
Ability to work across and beyond the enterprise. Organizations are no longer defined by or confined by real estate, geography, or personnel rosters. Information and applications are now accessible in the cloud. Mobile devices free personnel to work wherever their mission takes them. Employees, contractors, and partners collaborate in the physical and digital domains, trusting that they can rely on the integrity and trustworthiness of their people and their systems.

•
Turbulent technology environment due to COVID-19. The COVID-19 pandemic has accelerated the growth of the remote workforce and thus, cyber risk. Existing technologies for mobility are being stretched to the limit, and enterprises are facing dramatic growth in cyber-attack risk as a result of personnel and systems that are still adjusting to an increasing number of workers accessing systems remotely. Ransomware, phishing attempts, and inadequate virtual private networks (“VPNs”) all contribute to a significant increase in threats and vulnerabilities.

The networked nature of enterprise technologies and the ability to work outside the organizational perimeter result in increased risk and the constant threat of attack. In particular, the cloud adds new complexities due to the shared responsibility of cloud security and the need to manage and maintain the compliance of cloud-based resources.

Our solutions across a wide variety of use cases are designed to address our customers’ proliferating need to understand and address cybersecurity risk, reduce the organizational attack surface, enhance enterprise mobility, expand adoption of cloud computing, and manage and protect identities in an increasingly dynamic and intensifying threat landscape. By addressing the breadth of our customers’ complex and evolving needs, we believe that our total addressable market in 2021 for the security services and products that we provide is over $80 billion.

Our Offerings

We refer to our cyber and cloud applications as Security Solutions, which includes Information Assurance / Xacta®, Secure Communications, and Telos ID. We refer to our offerings for enterprise security as Secure Networks.

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

•
Telos ID: offering Identity Trust and Digital Services through IDTrust360® – an enterprise-class digital identity risk platform for extending software-as-a-service (“SaaS”) and custom digital identity services that mitigate threats through the integration of advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck® enrollment provider, Designated Aviation Channeling provider, FBI-approved Channeler, and the Financial Industry Regulatory Authority (“FINRA”) Electronic Fingerprint Submission provider. We are the only commercial entity in our industry designated as a Secure Flight Services provider for terrorist watchlist checks.

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

Xacta

Xacta Overview

Xacta delivers automated cyber risk and compliance management solutions to large commercial and government enterprises. Xacta is sold as a solution, which includes Xacta technology and Xacta subject matter experts (“SMEs”) to help with deployment, on-going support, and training to ensure rapid and long-term customer success. Our solution-based business model provides predictable, recurring, and growing revenue year-on-year.

Xacta disrupted the cyber risk and compliance management industry 20 years ago. When it was first introduced, Xacta represented a new way of doing business that challenged the inefficient labor-intensive business models of traditional consultants and government contractors who charge by the hour.

We have developed and evolved Xacta over the past two decades to make security risk and compliance activities more efficient through workflow-based automation. Many cyber risk and compliance management activities can be automated, which greatly reduces the need for inefficient Time and Materials (“T&M”) services. More importantly, we believe that certain critical capabilities like continuous monitoring are effectively impossible without automation.

Xacta is the de facto commercial cyber risk and compliance management solution across the U.S. federal government. Noteworthy U.S. government enterprise customers include DoD, multiple agencies within the IC (including the CIA), and civilian agencies such as DHS, DoS and the FBI. Xacta cloud security is also being adopted by very large commercial organizations like Amazon Web Services (“AWS”) and Microsoft Azure.

Across these government and commercial customers, we currently have hundreds of Xacta deployments used to manage tens of thousands of mission critical/national security systems that are comprised of millions of critical information technology (“IT”) assets and cloud resources. There are also more than 20,000 cyber security professionals who actively use Xacta to manage cyber risk for a wide range of IT/information systems in warfighting, intelligence, business/financial, and healthcare applications.

In 2016, at the request of the CIA, we evolved Xacta from an on-premises cyber risk and compliance management solution, used to manage traditional IT assets, to a solution that also manages cloud resources. As a result, we believe that Xacta is unique in its ability to manage complex hybrid IT environments that span on-premises, cloud, and multi-cloud. Our cloud focus has attracted the attention of the largest cloud and cloud service providers in the world, many of which are now our partners and customers. These partnerships have greatly increased our market opportunity, as many organizations look to migrate to the cloud. Security compliance remains a major inhibitor to cloud adoption. Xacta addresses this issue by automating and accelerating security compliance activities allowing organizations to migrate to the cloud more quickly and securely.

Recognizing these advantages, the two largest cloud providers in the world, AWS and Microsoft Azure, have partnered with Telos to use Xacta to accelerate security compliance activities in their air-gapped and global sovereign cloud environments to help hundreds of thousands of regulated organizations address security risk and compliance much more efficiently.

Our cloud focus has also resulted in significant partnerships with other cloud organizations, such as Rackspace Technology, Inc., which are helping SaaS vendors address cloud compliance requirements, including the Federal Risk and Authorization Management Program (“FedRAMP”), which is required by the federal government for all SaaS solutions. There are thousands of potential SaaS applications needed by the federal government. These organizations understand that Xacta’s ability to reduce the security compliance burden helps accelerate cloud adoption and generates cloud usage and revenue more quickly. To this end, Xacta’s capabilities are viewed as a strategic advantage by these cloud-centric organizations.

Managing cyber risk is top-of-mind for many organizations today. There is an increasing number of security standards and regulations with which global organizations must comply. The National Institute of Standards and Technology (“NIST”) is the source for many security standards that are being adopted globally. Telos, using Xacta, has specialized in supporting NIST-based standards for nearly 20 years. We have been considered by a leading, third-party consultancy to be NIST-based cybersecurity domain experts.

Xacta’s Critical Capabilities

Xacta offers a number of critical and differentiated capabilities that support a wide range of cyber risk and compliance management use cases, such as:

•	Automated asset inventory - helps quickly define IT boundary/parameters and establish audit/test plans.
•	Automated control validation - reduces manual test efforts.
•	Automated continuous control monitoring - offers ongoing assurance of compliance.
•	Vulnerability management functionality - understand vulnerabilities that apply to IT environments.
•	Remediation management - workflow to help organizations prioritize risk, establish remediation plans, and track remediation progress to closure.
•	Automated regulatory report generation - reduces manual effort needed to create regulatory reports (bi-product of the workflow process).
•	Cloud integration - allows Xacta to manage cloud-based resources (multi-cloud environments) as well as on-premises assets.
•	Cloud deployment - allows Xacta to be deployed as a SaaS, Virtual Machine Image (“VMI”), Amazon Machine Image, and Microsoft Azure VMI, as well as on-premises.
•	Intelligent workflow - Artificial Intelligence (“AI”)-like functionality reduces the need for manual intervention.
•	Predictive control mapping - AI-like functionality helps reduce redundant control testing and manual control mapping effort to help address audit fatigue.
•
Automated control inheritance - allows organizations to share common compliance information - cloud providers share common controls with customers as per the shared responsibility model of cloud security - which greatly reduces manual effort and enables rapid cloud adoption.

•	Visualization and reporting - reduces dependency on third-party business intelligence products.
•	End-to-end workflow capabilities - support for complex system authorization processes like FedRAMP and the NIST Risk Management Framework, dramatically reducing time, cost, and effort.
•
Evidence of security posture compliance - designed to provide the body of evidence needed for regulatory or legal proceedings and insurance claims to verify security posture compliance with industry best practices at the time of an event.

Xacta Evolution

Xacta was launched in August 2000 and was the first automated solution of its kind. Xacta was initially created to help U.S. government organizations satisfy demanding security risk and compliance management requirements. Over the years, commercial and international demand for the Xacta solutions provided by Telos has grown rapidly.

In 2004, Xacta was enhanced to provide industry-first automated continuous monitoring functionality. Between 2002 and 2005, Telos was issued five patents in the area of security risk and compliance management, including one patent for what is now known as continuous monitoring. Since then, numerous technical enhancements have been made to Xacta, some of which are described above in “Xacta’s Critical Capabilities.”

Xacta supports other NIST frameworks such as the NIST Cybersecurity Framework (“CSF”), which was established in 2014 via Executive Order 13636 to help commercial organizations in the 16 DHS-defined critical infrastructure sectors improve their cyber risk posture. Executive Order 13800, issued in 2017, requires federal agencies to adopt the CSF, and it is also being adopted by many countries as a national cybersecurity standard.

Xacta also currently supports various vendor/supply chain risk management standards such as NIST Special Publication 800-161 and NIST Special Publication 800-171. NIST 800-171 is a contractual requirement for approximately 70,000 commercial companies that support the U.S. federal government.

Xacta will also support an emerging standard called Cybersecurity Maturity Model Certification, which will soon be required by approximately 300,000 commercial organizations that support DoD.

Xacta has highly customizable workflows that can be configured to support most any cybersecurity/risk and compliance management frameworks. To that end, Xacta can support national and international security compliance standards such as HIPAA, PCI-DSS, ISO 27000, and many others.

Xacta does not require a customer to abandon (i.e. rip and replace) its existing solutions - rather it works with the customer’s prior software choices and uses those software choices as data feeds so that Xacta can perform automated (and continuous) security compliance validation.

Xacta use cases include audit management, compliance management, inventory management, vulnerability management, continuous compliance monitoring, vendor/supply chain risk management, cyber risk management, risk remediation management, and security authorizations. These use cases are broadly applicable across industry verticals globally and help explain the large and expanding market in which Xacta participates.

Our goal is to make Xacta the default security risk and compliance management solution of choice for commercial and government entities across the globe that seek continuous compliance with cybersecurity and risk management frameworks and standards.

Telos Ghost®

Telos Ghost Overview

As cyber threats have increased in scope and scale and the consequences of hacks and breaches have grown, we have developed a solution that enables organizations to work on the internet without being detected. In 2018, we introduced Telos Ghost, which allows our customers to shield communications, transactions, and even their very presence on the web from the view of cyber adversaries.

Conceived on the notion that “you can’t exploit what you can’t see,” Telos Ghost provides organizations a virtually anonymous way to do business, connect with global resources, and conduct research online. Telos Ghost is a virtual obfuscation network-as-a-service that:

•	obscures and varies network pathways to prevent adversaries from tracking users and information.
•	uses multiple layers of encryption to protect information and remove source and destination IP addresses, eliminating network paths back to the source.
•	enables users to manage their technical and non-technical persona to disguise their identity and location.
•	hides critical network resources using cloaked capabilities for email, storage, unified communications, and other applications.

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

Telos Ghost Critical Capabilities

•
Private Web Access: Secure anonymous Internet access. Telos Ghost disguises the identity and location of personnel when using the public web for cyber threat intelligence and competitive research. It provides users with dynamic access for every session and assures that traffic securely traverses the virtual private lines of Telos Ghost. Scalable and flexible, Telos Ghost Private Web Access allows users multiple points of international or domestic egress to the public internet based on customer requirements. Traffic mixing and misdirection techniques are designed to ensure that activity remains anonymous, obscure and private.

•
Private Network Access: Leased-line security with VPN flexibility. This capability is designed to allow authorized users to work with mission-critical enterprise information without being seen or discovered. It enables the establishment of sustainable cybersecurity infrastructure, providing multi-layered secure tunnels for data traffic and obscuring the correlation between the entry doorways and the client cloud from external observers. Software and system agnostic and accessible from nearly any device and location, Telos Ghost Private Network Access is designed to provide a full security solution while maintaining existing encryption and software services.

•
Cloaked Services: Hidden unified mobile communications, storage, and applications. Telos Ghost also provides remote users with the ability to securely talk, text, email, store information, and use video and applications over nearly any mobile device. These abilities include fully encrypted geo-masked hidden mobile communications for device-agnostic voice, video, chat, and data; hidden storage to store, analyze, and collaborate privately and securely within Telos Ghost; and hidden email and applications that cloaks the servers for access only by Telos Ghost users.

Telos Ghost Applications

•
Cyber threat research. Telos Ghost provides members of a U.S. government organization with an isolated networking infrastructure that enables red team members to operate securely and privately without attracting unwanted attention.

•	Open source intelligence. A U.S. government organization uses Telos Ghost to securely conduct open source cyber threat intelligence analysis.
•
Supply chain security vulnerability assessment. A security company that vets the vulnerability of supply chains in the Defense Industrial Base uses Telos Ghost to inspect the digital connections of the supply chain online, safe from observation by adversaries that might otherwise evade discovery.

•
Worldwide investigative and recovery services. A commercial firm uses Telos Ghost for cloaked online research and voice communications over mobile devices to enable secure, privatized communications as they track and recover property from nefarious actors.

Telos AMHS

Telos AMHS is used by military field operatives for critical communications on the battlefield. Since 1999, it has been one of our signature security solutions and has been one of the most widely used organizational messaging products in DoD and other agencies charged with defending U.S. national security.

Telos AMHS is designed to support a range of secure messaging services to a worldwide community of U.S. military, government, and allied customers operating in both strategic and tactical environments. It is used to securely transmit messages that provide direction and establish a formal position, commitment, or response requiring the authority of an organization, rather than an individual, including:

•	Military command and control;
•	Cross-border authorizations;
•	Exchanges between military forces of sovereign nations;
•	High-level policy, procedure, or directives; and
•	Response to legal, sensitive, or personnel matters.

Because Telos AMHS supports timely and reliable delivery for authoritative communications, its uses include terrorist warnings, “eyes-only” messages, military execution orders, intelligence information, overflight clearances, and Emergency Action Messages for nuclear command and control. Information exchange at this level and for these purposes requires operational requirements for time-sensitive, guaranteed delivery, precedence, high availability, and reliability.

Telos AMHS is the only web-based solution for assured messaging and directory services using the DISA’s Organizational Messaging Service and its specialized communications protocols. With Telos AMHS, users are able to send and receive rich-text messages across security domains and in different formats using plain language addressing. Users can search messages, archive messages, and send attachments up to 200MB to accommodate photos and videos, including those of terrorists, most wanted notices, maps, and satellite images.

More than fifty organizations around the world depend on Telos AMHS, including the Joint Staff, combatant commands, military services, defense agencies, federal agencies, and the IC. Telos AMHS provides a proven return on investment over alternative organizational messaging offerings and has been implemented on a SaaS basis by an increasing number of organizations.

Telos ID Identity Offerings

Telos ID Overview

Telos ID provides trusted identity and digital services that are critical for the delivery of vital citizen services that millions of Americans rely on each year. Access to these vital services requires a robust and reliable infrastructure comprised of advanced technologies, facilities, and professional staff members that can effectively deliver these services around the world.

We have transformed the Telos ID business model by leveraging a SaaS approach. We utilize our partnerships with AWS and ServiceNow, and we have fully integrated a robust suite of customer service, cybersecurity, and performance monitoring tools that align with DHS’s Continuous Diagnostics and Mitigation (“CDM”) Program that are designed to enable us to quickly deliver SaaS or turn-key solutions to our federal customers. Our digital platform extends web, mobile, and client applications that also drive professional services and product licensing opportunities. Our services are differentiated because our back-end system is intended to interface with critical homeland security and law enforcement systems and are tightly coupled with a mature, modern cloud-based platform that can scale to support large federal, state, local, and commercial programs.

We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck® enrollment provider, Designated Aviation Channeling provider, FBI-approved Channeler, and the FINRA Electronic Fingerprint Submission provider. We are the only commercial entity in our industry designated as a Secure Flight Services provider for terrorist watchlist checks.

Our strategic partners offer retail and on-demand service channels that further differentiate our offerings. Our established global logistics infrastructure provides responsive supply chain support. We operate a full-service call center with chat-bots, AI, and virtual agent support, all of which contribute to scalability. Our network and security operations centers align with U.S. Computer Emergency Readiness Team and CDM best practices.

Telos ID Applications and Use Cases

•
U.S. Military ID. For more than 25 years, Telos ID’s identity trust services have provided access to health care, commissary services, and critical defense resources for more than 2,000,000 military members, their dependents, and civilian employees through use of the Common Access Card (“CAC”). We operate more than 250,000 components that comprise 7,000 end-user systems deployed around the world to nearly 2,000 military installations. We provide near real-time data collection support on personnel movement and location information for operating forces, government civil servants, and government contractors in specified operational theaters. This system has captured over 636,000,000 scans of government, U.S. military, and contractor personnel since its inception. Our logistics infrastructure provides responsive 24-hour delivery of components to our warfighters deployed across the globe, and we custom-build our identity, credentialing, and access management solutions to function effectively in austere environments that demand reliability and performance at all times.

•
TSA Airport Employee Vetting. Historically, more than 300,000,000 airline passengers’ travel experiences have been handled by more than 1,500,000 aviation workers who are screened through Telos ID’s aviation channeling service. As one of only two authorized aviation channeling providers in the market, we offer our aviation partners innovative biometric, identity trust, and customer service technologies that are critical to the operation of more than half of the largest airports in the nation. We actively support nearly 100 commercial airports, airlines, and general aviation customers, and our Independent Secure Flight Vetting technology provides a secure vetting service for non-travelers who need to access secure areas of an airport. We were the first commercial company in the United States to implement the FBI’s Rap Back service, enabling our aviation partners to perform continuous monitoring for insider threat detection.

•
U.S. Census Bureau Enumerator Screening. For the 2020 U.S. Census, we have processed more than 1,000,000 enumerators through our 1,100 identity service centers. Telos ID extends digital identity verification, fingerprinting, and photo services across the nation in support of 2020 Census hiring initiatives. We custom designed and deployed more than 1,300 desktop, kiosk, and mobile workstations that are operated by thousands of Census-cleared staff members. At the peak, Telos ID’s managed service supported more than 30,000 appointments per day, and our customer call center handled more than 35,000 daily calls at the peak.

•
TSA PreCheck® Enrollment Screening. Telos ID’s recent award of a 10-year contract to provide enrollment services in support of the TSA PreCheck® Enrollment Program presents a large, high-profile opportunity for us, and we are preparing to launch services under this program in early 2021. The TSA PreCheck® contract is an important example of a government-sponsored, consumer facing opportunity, in which we provide PreCheck® enrollment services to individual, fee-paying applicants. Telos ID’s service will engage with the world’s leading airline, hospitality, credit card, ride share, and other Fortune 500 businesses to provide consumer marketing and loyalty program tie-ins to promote the PreCheck® program. In addition, this program is expected to feature an omni-channel market approach that leverages advanced digital services to reach our customers across several market segments.

•
CMS Healthcare Provider Screening. Telos ID was recently awarded a 10-year contract to provide technology and service solutions that detect, prevent, and proactively deter fraud, waste and abuse in the Medicare and Medicaid programs. Telos ID’s digital identity trust platform and digital services is expected to offer critical technology necessary to identify and mitigate fraud across the United States. Each year, approximately 1,500,000 health care providers are required to undergo FBI-based non-criminal history checks requiring identity trust services, including identity verification, fingerprinting, and continuous monitoring.

Telos ID's digital trusted identity platform -- IDTrust360® -- is a leading, fully integrated suite containing IoT, Machine Learning (ML), AI, and other advanced cloud-hosted products and services that deliver identity trust, multi-modal biometric capture and matching, identity assurance, identity vetting, document validation, credentialing, personnel security, case management, call center support, cyber security, network and security operations, service management, integrated logistics, and numerous other features and functions. Its open architecture is supported by a flexible API gateway and a robust workflow engine that can efficiently extend individual services or offer the entire platform as a SaaS or turn-key solution for our customers. IDTrust360® is the only commercially owned and operated platform on the market with direct interfaces to the FBI's criminal records, DHS's terrorist watch list service, Treasury's pay.gov, other government identity risk management systems, and numerous commercial identity, intelligence, and risk-based data sources. We are actively engaged with federal customers to integrate vital event records, government identification document records, and other fingerprint-based biometric records hosted across multiple agencies. This enables Telos ID exclusively to offer NIST-compliant digital identity services aligned with federal security mandates. IDTrust360® extends web, mobile, and client applications within a fully integrated low-code development environment for rapid application development. The environment meets FISMA High certification standards and is NIST SP 800-53 certified within multiple federal agencies, while boasting 99.998% availability performance and enterprise-level scalability. IDTrust360® leverages leading cyber security and network monitoring tools aligned with DHS Continuous Diagnostics & Mitigation and industry best practices for strengthening network defense and enhancing the resiliency of our infrastructure necessary for managing and protecting millions of identity records, sensitive information, and end-point hardware components deployed across thousands of sites around the world for customers operating within defense, homeland security and law enforcement, financial, health, commerce, transportation, retail, and other market segments.

Secure Mobility

Nearly 20 years ago, we were the first non-government solutions provider to receive approval to design and deliver secure wireless solutions to DoD. That authorization to operate enabled us to build a very large footprint within DoD and the U.S. Air Force. As a result, we have a long track record of enabling our customers to work remotely and securely. Given the depth of our relationships, when one of our customers elects to modernize its remote mobility infrastructure, it frequently chooses to work with us. Within the U.S. Air Force and supporting DoD communities, we have designed and delivered enterprise-level secure mobile networks on every active duty, Air National Guard, and Air Force Reserve site worldwide.

Our secure mobility team brings credentials to every engagement, supplying deep expertise and experience as well as highly desirable clearances and industry recognized certifications for network engineering, mobility, and security. We also foster and maintain key industry partnerships, offering insight into technology advances and early access to new secure mobility solutions.

Network Management and Defense

On a managed basis, we offer a broad suite of services needed to operate, administer, and defend complex enterprise networks, giving our customers the benefit of these capabilities without having to commit to the cost and burden of providing the services for themselves. We have the expertise to manage and defend large-scale enterprises and have been successful at hiring and retaining personnel with the necessary key skills and security clearances.

Our Competitive Strengths

•
Leading cybersecurity company with a long history of providing security solutions to the most sophisticated customers. We have been providing security solutions, specializing in the area of cybersecurity, since 1995. Our customers include some of the most security-conscious organizations in the world, including the IC. For example, we believe that our award-winning Xacta offering is the dominant commercial risk management solution in the federal government space and is increasingly being adopted in the commercial sphere, notably by leading cloud providers such as AWS and Microsoft Azure. Additionally, Telos Ghost gives organizations and individuals the ability to hide in plain sight, eliminating attack vectors from hackers through obfuscation and mis-attribution. And, we believe our Telos ID identity offerings are market disruptors that present large opportunities for growth.

•
Superior security solutions and capabilities. Our solutions are designed for both government and commercial industries and are configured to operate in highly sensitive, highly classified environments, serving some of the most demanding, secure organizations in the world. Our solutions are flexible, and can be deployed in various ways, including on premises, in the cloud, or in hybrid or multi-cloud environments.

•
Proven ability to win and retain large contracts and enterprise-level deals, providing clear visibility into future revenue and profitability. We have over 20 active acquisition contracts and vehicles, thousands of active contracts and purchase orders, and more than 350 customers in each of the last three years. These contracts, vehicles and customers present a solid platform for growth. As but one example, we have provided IT security support to the Defense Manpower Data Center (“DMDC”) under a variety of contract vehicles since 1995, and this program accounts for annual revenue at a historical average of approximately $28 million over the last five years. We also have proven repeatedly our ability to deploy our security solutions at the enterprise level for both federal and commercial organizations. These long-term contract relationships provide predictable, recurring revenue at attractive margins.

•
Our substantial investments into technology and automation can be expanded beyond our core market. Our solutions are built to help our customers be more secure, more efficient, and more effective. We have made investments across the company to take advantage of efficiencies and automation through scalable security solutions that are market driven and market proven. In contrast to traditional cybersecurity businesses with a focus on government customers, we own the intellectual property developed through our R&D initiatives and can deploy our technology solutions across our entire public and private sector customer set. The ability to offer our solutions beyond the U.S. federal government sphere is a key enabler of our strategy to grow and expand our relationships with commercial customers.

•
Strong relationships with our customers. We are a customer-centric organization and pride ourselves on our close customer relationships. We have longstanding relationships with DoD, civilian agencies of the federal government, and the IC that date back more than two decades. Since 1995, our security solutions have been adopted by many defense, intelligence, civilian agency, and commercial customers, and we believe that the Telos brand has become synonymous with trust.

•
Respected, experienced management team. Our executive officers have an average tenure at Telos of approximately 21 years. The team is comprised of personnel with extensive military, federal government, and commercial backgrounds who are directly familiar with customer needs. Our management team also includes senior professionals who are experienced in developing commercial software solutions and leading technical teams throughout the development process.

•
COVID-resistant business. We support mission critical operations. Because of this and the growth of remote workforces as a result of the COVID-19 pandemic, we believe, based upon our 2020 financial performance to date, that our business is relatively COVID resistant. Additionally, the automation provided by our solutions can help customers do more with less as they are forced to downsize their staffs because of the pandemic. Automation is now even more critical to efficiently manage a business, including with respect to cyber risk and regulatory compliance, which should result in additional demand for our security solutions.

Our Growth Strategies

We are pursuing multiple strategies in order to grow the company, in both our commercial and government business end markets in the United States and abroad. Our key strategies are:

•
Leverage our diverse security solutions to expand our presence in commercial markets. Our offerings are designed to have broad application and include security risk and compliance, secure messaging, identity vetting, and managed attribution and obfuscation. We believe that we are well-positioned to sell our capabilities into a dynamic and growing commercial opportunity set and to innovate to address emerging and unique requirements. For example, we have leveraged core Xacta functionality to meet the needs of large financial services and CRM firms. We have also leveraged our U.S. federal government identity management qualifications to improve the speed and accuracy of vetting results for nearly 100 airports, air carriers, and general aviation across the country. We intend to continue to innovate and are developing additional offerings for cloud, mobile, and IoT devices.

•
Grow our revenue and expand margins by building robust sales channels. In recent years, we have formed an inside sales organization that serves as both the direct channel to a wider account universe and an effective and efficient training program to grow our field sales organization. We plan to expand our partner program to include a variety of channels, including resellers, integrators, and contract partners to help us more quickly gain access to new markets, particularly commercial and international. For example, both Telos Ghost and Xacta are now available through various AWS and Microsoft Azure marketplaces, serving regions around the world and markets requiring varying levels of security. We plan to grow our direct sales team and to accelerate the expansion of these channel partner initiatives, which we anticipate will drive revenue growth and material gross margin expansion.

•
Target and replace inefficient legacy products. Recognizing the limitations of their legacy systems, organizations are replacing existing systems and processes with our solutions. For example, Telos AMHS is a web-centric system that replaced legacy capabilities like communications centers for the purpose of executing operational orders (through organizational messaging) across the U.S. federal government and around the world. Xacta has disrupted the cyber risk and compliance management business across the U.S. federal government, replacing tedious manual activity with automation and delivering that automation to meet our customer’s needs flexibly on premises, in hybrid environments, in the cloud, and across multi-cloud infrastructures.

•
Broaden reach within the U.S. federal government. We have historically focused on the U.S. federal government and believe that we are an established leader in providing security solutions to federal agencies, including DoD and the IC. Nonetheless, we believe the U.S. federal government represents a significant growth opportunity, and we expect to continue to invest in products to serve additional customers in this vertical. For example, Xacta is included on DHS’s CDM Approved Products List to provide federal agencies with innovative security tools, which we believe presents us with an excellent opportunity to pursue contracts with additional federal agencies. In addition, our platform is available for use in the AWS GovCloud (US) and Azure Government.

•
Expand our international footprint. We are expanding our international operations and intend to invest globally to broaden our international footprint. We are currently working with countries such as Canada, Singapore, Australia, and Bahrain to offer Xacta to address cyber risk and compliance management capabilities. We are also working to expand AMHS to all NATO countries and to offer Telos Ghost internationally. We intend to grow our international customer base by increasing our investments in overseas operations, establishing channel partners, and adding personnel in Europe, the Middle East, and Asia-Pacific.

•
Pursue strategic acquisition opportunities. We believe that our markets remain fragmented, with many niche players providing limited product solutions targeting narrow customer segments. Given the breadth of our solution set and our customer end markets, we believe that we are well-positioned to opportunistically acquire smaller companies and incorporate their technology or deploy their solutions across a larger customer set. We believe that a targeted and opportunistic acquisition strategy will complement our significant organic growth opportunity.

Sales and Marketing

We typically focus on large government and commercial organizations that have demanding security requirements and/or complex cyber security risk and compliance management objectives.

Customer acquisition often involves extensive interaction at all levels of the organizations from users to executives and decision makers. We seek to forge relationships throughout an organization in an effort to obtain broad consensus as part of the sales process. Currently, the customer acquisition process is largely driven by direct sales activity.

As a result of the long tenure of many of our employees, many of our sales and business development executives have trusted relationships that have developed over many years. We augment these trusted relationships with senior leaders who have retired from the military, civil service, and various related industries. Many of these individuals are our employees. These leaders provide our sales team with access to high level contacts that would be difficult to achieve otherwise.

Our sales executives are supported by an inside sales team that works with the Telos marketing team on various awareness campaigns where sales leads are obtained, vetted, and pursued via proactive outreach (calls, email, etc.).

Metrics are tracked using a formal CRM process and used to equip the sales executives with useful sales data. Our sales team works hand in hand with our marketing team and various subject matter experts to develop target awareness campaigns for our various solutions that generate valuable leads and contacts.

Our sales strategy is to establish a customer foothold with one of our solutions and work to achieve rapid success. We then leverage this customer relationship to expand usage of other Telos solutions. We have a variety of upsell opportunities that allow us to expand our presence within a customer account. For example, there are various complementary Xacta features that build on each other and are sold separately. Additionally, our sales team is responsible for selling all Telos solutions. This allows a sales executive to quickly identify demand for other Telos solutions in existing accounts.

Our sales team also works with partner organizations like AWS, Microsoft Azure, and Rackspace Technology, Inc. to pursue mutual customers. These relationships represent our current channel sales strategy that we are in the process of expanding. We are also actively working with Singapore Technologies Engineering, Limited, which is helping us gain access to the Asian market for cyber security solutions.
We plan to expand our direct sales capability for markets in which we are well-known, such as the U.S. government, certain critical infrastructure sectors, and certain commercial verticals like healthcare and financial services. We also plan to expand our channel sales capability to gain rapid access to other commercial verticals and international markets.

We will be increasing our investment in sales and marketing with the goal of increasing sales of our security solutions and acquiring customers in a variety of verticals. In 2021, we are planning on implementing an approximate 300% increase from our 2020 sales and marketing investment. We currently have less than 10 salespeople at Telos who carry quotas that they are expected to meet. We plan on adding direct, quota-driven, in-house sales assets to focus on commercial accounts. We will focus Xacta and Telos Ghost sales efforts in the banking/financial services and insurance sector, healthcare, energy, and other critical infrastructure protection markets. We will also be investing in additional lead generation tools, financial incentives and marketing programs.

Our partner program will include a variety of channels, including resellers, technical/integrators, and consulting partners to help us accelerate access and implementations in new markets, particularly commercial and international. Currently, we participate in Microsoft and AWS partner programs, which incentivize their respective sellers to promote Telos security solutions (e.g., Xacta and Telos Ghost).

As part of the sales and channel program investment, we are also making corporate investments in functional areas such as contracts, solution architects and operations.

Much of our business is awarded through submission of formal competitive bids, though about 50% is awarded through limited competition or sole source contracts.

We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements and web site marketing. We will be making additional investments in these types of activities and targeting additional vertical specific content creation, targeted advertising and brand awareness campaigns, social media campaigns, and search engine marketing. When appropriate, we will engage in joint marketing activities with our channel, technology and consulting partners.

Competition

We operate in a highly competitive marketplace. There are other companies that provide solutions similar to ours. Although these companies provide offerings that overlap with some of our solutions, we are not aware of any single company that provides competitive solutions in all of the areas where we compete. The primary companies with which our solutions compete range from security solutions and software organizations such as CLEAR (operated by Alclear, LLC), Cutting Edge, IDEMIA, MetricStream Inc., Palantir Technologies Inc., RSA Archer, ServiceNow, Inc., and Unisys Corporation, to more traditional government services integrators that provide products and services such as Booz Allen Hamilton Inc., General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, and Science Applications International Corporation.

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

Our People and Culture

As of December 31, 2020, we had 785 employees, of which approximately 60% held security clearances.

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

Our employees also are given avenues of communication and interaction should they observe activities that are inconsistent with our core values. Encouraged first to speak openly about any issues, a hotline provides an opportunity to express concerns anonymously.

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

Backlog

We develop our annual budgeted revenue by estimating for the upcoming year our continuing business from existing customers and active contracts. We consider backlog, both funded and unfunded (as explained below), other expected annual renewals, and expansion planned by our current customers. In the context of our current customer portfolio, we view “recurring revenue” as revenue that occurs often and repeatedly. In each of the last three years, recurring revenue has exceeded 85% of our annual revenue. Our total budgeted revenue is the combination of recurring revenue and a forecast of new business.

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
Our sales are highly concentrated with the U.S. Government. The customer relationship with the U.S. Government involves certain risks that are unique. The programs in which we participate must compete with other programs and policy imperatives during the budget and appropriations process.  In each of the past three years, a substantial portion of our net sales were to the U.S. Government, particularly the DoD. U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Rising budget deficits, increasing national debt, the cost of the global war on terrorism, increasing costs for entitlement programs, and potentially the large costs of combating the Coronavirus pandemic and addressing the health concerns and economic dislocation caused by COVID-19, continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget and other aspects of federal discretionary spending.

U.S. Government appropriations have been and continue to be affected by larger U.S. Government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”), which established specific limits on annual appropriations for fiscal years 2012-2021. These limits were subsequently amended several times. With the expiration of the BCA at the end of FY 2021, there are no statutory limits in place for FY 2022.

According to the non-partisan Congressional Budget Office (CBO), since enactment of the BCA, federal outlays devoted to defense programs fell from 4.5 percent as a share of Gross Domestic Product (GDP) to as low as 3.1 percent of GDP in each of fiscal years 2016-18, before rising slightly the past two years to a level of 3.4 percent in FY 2020. Moreover, CBO reports that, as a result of the spending caps imposed by the BCA, non-adjusted defense outlays subsequently shrank from $699.4 billion in FY 2011 to as low as $583.4 billion in FY 2016, and did not again exceed their FY 2011 level until FY 2020, when outlays were $713.8 billion, two percent above the FY 2011 level.

In FYs 2020 and 2021, the COVID-19 pandemic and associated economic dislocation in the United States has resulted in an overwhelming federal response, including enactment of several massive and comprehensive emergency appropriations and economic stimulus measures. These were in addition to annual appropriations legislation for FY 2021, which was not enacted into law until late December 2020, nearly three months after the beginning of the fiscal year, during which time the government once again operated under a series of Continuing Resolutions which strictly limited new spending initiatives. These enormous emergency spending packages and their resulting increases in the budget deficit will necessarily factor into future spending decisions to an unknown degree. Further, as the outgoing Trump Administration did not complete its work on a proposed FY 2022 budget prior to leaving office on January 20, 2021, and the incoming Biden Administration has been delayed in submitting a proposed budget to Congress, the proposed spending levels for FY 2022 cannot be predicted.  Finally, the near- and long-term impacts of the COVID-19 health and associated economic crisis on federal budget planning and the government contracts that we hold, and on the federal procurements that we would otherwise compete for, cannot be known.

Should Congress and the White House be unable to make sufficient progress on the FY 2022 budget and enact appropriations legislation prior to the beginning of the new fiscal year on October 1, 2021, the Department of Defense and other federal departments and agencies will likely again be funded for an unknown period of time under a Continuing Resolution, which would restrict new spending initiatives.

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

We are dependent on a few key customer contracts for a significant portion of our future revenue, and a significant reduction in services to one or more of these contracts would reduce our future revenue and harm our anticipated operating results.
A small number of our large customer contracts, including the TSA PreCheck™ enrollment program and our program with CMS, are expected to comprise a significant portion of our future revenue. Our business will likely be harmed if any of our key customer contracts do not generate as much revenue as we forecast, and the termination or delay of a large contract or of multiple contracts could have a material adverse effect on our revenue and profitability. Adverse events affecting the programs subject to these contracts could also negatively affect our ability to process transactions under those contracts, which could adversely affect our revenue and results of operations. For example, the COVID-19 pandemic may adversely affect or disrupt the TSA PreCheck™ enrollment program, which could lead to delays in the implementation of that program and changes in demand for that program. In addition, if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues, financial condition, and ability to execute on business or contract opportunities; however, the ultimate impact is highly uncertain and subject to change.

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
We prepare consolidated financial statements in accordance with U.S. GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our consolidated financial statements. If these assumptions turn out to be incorrect, our revenue or our stock-based compensation expense could materially differ from our expectations, which could have a material adverse effect on our financial results. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements. For example, recent new standards issued by the Financial Accounting Standards Board could materially impact our consolidated financial statements. The adoption of these new standards may potentially require enhancements or changes in our processes or systems and may require significant time and cost on behalf of our financial management. This may in turn adversely affect our results of operations and growth prospects.

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

A novel strain of coronavirus, COVID-19, as well as variants of this strain, may adversely affect our future business operations, financial condition and our ability to execute on business or contract opportunities.
In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. COVID-19, as well as subsequently reported variants of this strain, have caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our customers’ ability to perform their missions and is in many cases disrupting their operations. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer imposed limitations and using various technologies to perform their functions. We could see delays or changes in customer demand, particularly if government funding priorities change. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition, and our ability to execute on business or contract opportunities, including the TSA PreCheckTM enrollment program; however, its ultimate impact is highly uncertain and subject to change.

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
Substantially all of our U.S. Government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect that this will continue to be the case. There is often significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:

•	we may expend substantial funds and time to prepare bids and proposals for contracts that may ultimately be awarded to one of our competitors;
•	we may be unable to accurately estimate the resources and costs that will be required to perform any contract we are awarded, which could result in substantial cost overruns;
•
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

•
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
Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represented approximately 84.3% of our 2020 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

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
As a cybersecurity company and a U.S. defense contractor, we face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts. We also are exposed to the potential for business disruptions associated with information technology failures, natural disasters, or public health or economic crises, such as that created by the Coronavirus pandemic. We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are adequate. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures.  Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, our future financial results, or our reputation.

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

The technology industry is subject to substantial and continuous competition for engineers and other subject matter experts with high levels of experience in designing, developing and managing software, cybersecurity, and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. These difficulties may potentially be further amplified by the high cost of living in Washington D.C. metropolitan area, where our headquarters and one of our other offices are located. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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
•
third party attempts to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems;

•	efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states;
•	cyber-attacks on our internally built infrastructure;
•	vulnerabilities resulting from enhancements and updates to our existing solutions;
•	vulnerabilities in the products or components across the broad ecosystem that our services operate in or are dependent on;
•	vulnerabilities existing within newly acquired or integrated technologies and infrastructures;
•
attacks on, or vulnerabilities in, the many different underlying networks and services that power the internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers; and

•	employee or contractor errors or intentional acts that compromise our security systems.

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
We sell our services outside the United States and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
•	localization of our services, including translation into foreign languages and associated expenses;
•	regulatory frameworks or business practices favoring local competitors;
•	pressure on the creditworthiness of sovereign nations;
•	evolving domestic and international tax environments;
•
liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;

•	foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to our operating results;
•
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

•	vetting and monitoring our third-party resellers in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;
•
uncertainty regarding regulation, currency, tax, and operations resulting from the Brexit vote that could disrupt trade, the sale of our services and commerce, and movement of our people between the United Kingdom, European Union, and locations;

•	changes in the public perception of governments in the regions where we operate or plan to operate;
•	regional data privacy laws and other regulatory requirements;
•
treatment of revenue from international sources, intellectual property considerations and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	different pricing environments;
•	difficulties in staffing and managing foreign operations;
•	different or lesser protection of our intellectual property;
•	longer accounts receivable payment cycles and other collection difficulties;
•	natural disasters, acts of war, terrorism, pandemics or security breaches; and
•	regional economic and political conditions.

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

Item 3. Legal Proceedings

Hamot et al. v. Telos Corporation

As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, beginning on August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava Partnership III, L.P. (“Costa Brava”), were involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). Mr. Siegel was a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. The Plaintiffs initially alleged that certain documents and records had not been provided to them promptly and were necessary to fulfill their duties as directors of the Company. Subsequently, Hamot and Siegel further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. John Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. On April 23, 2008, the Company filed a counterclaim against Hamot and Siegel for money damages and preliminary and injunctive relief based upon Hamot and Siegel’s interference with, and improper influence of, the Company’s independent auditors regarding, among other things, a specific accounting treatment.  On June 27, 2008, the Circuit Court granted the Company’s motion for preliminary injunction and enjoined Hamot and Siegel from contacting the Company’s auditors until the completion of the Company’s Form 10-K for the preceding year, which injunction later expired by its own terms. As previously disclosed, trial on Hamot and Siegel’s claims and the Company’s counterclaims took place in July through September 2013, and the Court subsequently issued decisions on the various claims by way of memorandum opinions and orders dated September 11, 2017. Among other rulings, the Court found Hamot and Siegel liable for the intentional tort of tortious interference with the Company’s contractual relationship with one of its auditors and entered a monetary judgment in favor of the Company and against Hamot and Siegel for approximately $278,000. The Company’s subsequent appeal of the amount of damages awarded to it for Hamot and Siegel’s intentional interference was ultimately dismissed by way of the Mandate issued by the Court of Appeals of Maryland on October 11, 2019.

Hamot (and later, his Estate) and Siegel on multiple occasions during this litigation have sought to be indemnified or to be awarded advancement of various attorney’s fees and expenses incurred by them in this litigation.  On October 20, 2020, Hamot’s Estate and Siegel (together the “Plaintiffs”) filed their latest Motion for Indemnification of Legal Fees and Expenses against the Company in the Circuit Court for Baltimore City and a Request for a Hearing.  The Motion demands that the Company indemnify the Plaintiffs for legal fees and expenses incurred in the sum of $2,540,000.  The Company filed an Opposition to the Motion on November 4, 2020. On January 28, 2021, Plaintiffs filed a Motion for Leave to File Amended Motion for Indemnification of Legal Fees and Expenses, which the Company opposed, and which was granted by the Court on February 23, 2021, and briefing of the Amended Motion for Indemnification of Legal Fees and Expenses (“Amended Motion”) continues. A hearing is scheduled before the Court on Plaintiffs’ Amended Motion for Indemnification of Legal Fees and Expenses for May 18, 2021. The Company denies that it has any liability for indemnification to the Plaintiffs and intends to vigorously defend the matter through its opposition to the Amended Motion and further proceedings.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       Our common stock is traded on the Nasdaq Global Market under the symbol “TLS”.  As of December 31, 2020, there were approximately 231 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms. There was no public market for our common stock prior to November 19, 2020.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities Exchange Commission (“SEC”) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock since November 19, 2020 (the date our common stock commenced trading on the NASDAQ National Market) relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index at the market close on November 19, 2020, and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(amounts in thousands)
Sales	$179,917	$159,218	$138,016	$107,727	$134,868
Operating income (loss)	297	5,025	9,014	414	2,112
Income (loss) income before income taxes	6,795	(2,241)	1,768	(6,265)	(3,335)
Net income (loss) attributable to Telos Corporation	1,687	(6,401)	(1,640)	(5,833)	(7,175)

FINANCIAL CONDITION

	As of December 31,
	2020	2019	2018	2017	2016
	(amounts in thousands)
Total assets	$183,817	$77,692	$74,489	$74,421	$56,799
Senior term loan (1)	----	16,335	10,984	10,786	----
Subordinated debt, long-term (1)	----	2,927	2,597	2,289	----
Finance lease obligations, long-term (2)	14,301	15,641	16,865	17,980	18,990
Operating lease obligations, long-term (2)	941	1,553	----	----	----
Deferred income taxes, long-term (3)	652	621	818	741	3,391
Senior redeemable preferred stock (4)	----	----	----	----	2,092
Public preferred stock (4)	----	139,210	135,387	131,565	127,742

(1)	See Note 6 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.
(2)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding our lease obligations.
(3)	See Note 9 to the Consolidated Financial Statements in Item 8 regarding our income taxes.
(4)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

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

Our mission is to protect our customers’ people, systems, and vital information assets with offerings for cybersecurity, cloud security, and enterprise security. In the current global environment, our mission is more critical than ever. The emergence of each new ICT introduces new vulnerabilities, as security is still too often overlooked in solution development. Networks and applications meant to enhance productivity and profitability often jeopardize an organization due to poor planning, misconfiguration, or an unknown gap in security. Ransomware, insider threats, cybercrime, and advanced persistent threats continue to menace public and private enterprises across all industries.

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

Our security solutions span across the following domains:
•
Cybersecurity – We help our customers ensure the ongoing security, integrity, and compliance of their on-premises and related cloud-based systems, reducing threats and vulnerabilities in order to foil cyber adversaries before they can attack. Our consultants assess our customers’ security environments and then design, engineer, and operate the systems they need to strengthen their cybersecurity posture.

•
Cloud Security – The cloud as an organizational resource is more than two decades old, yet the needs of cloud users are constantly changing. We offer the specialized skills and experience needed to help our customers plan, engineer, and execute secure cloud migration strategies and then ensure ongoing management and security in keeping with the leading standards for cloud-based systems and workloads.

•
Enterprise Security – Securing the enterprise means protecting the essential and timeless elements common to every organization: its people and processes, its supply chain and inventories, its finances and facilities, and its information and communications. As ICT and OT have become part of the organizational make-up, we have offered solutions that ensure personnel can work securely and productively across and beyond the enterprise.

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

○
Telos Automated Message Handling System (“AMHS”): web-based organizational message distribution and management for mission-critical communications; the recognized gold standard for organizational messaging in the U.S. government. Telos AMHS is used by military field operatives for critical communications on the battlefield and is the only web-based solution for assured messaging and directory services using the DISA Organizational Messaging Service and its specialized communications protocols.

•
Telos ID: offering Identity Trust and Digital Services through IDTrust360® – an enterprise-class digital identity risk platform for extending SaaS and custom digital identity services that mitigate threats through the integration of advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck® enrollment provider, Designated Aviation Channeling provider, FBI-approved Channeler, and FINRA Electronic Fingerprint Submission provider. We are the only commercial entity in our industry designated as a Secure Flight Services provider for terrorist watchlist checks.

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

The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue.  All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost plus fixed fee contract types, which may include variable consideration as discussed further below. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, subcontractor costs and indirect expenses. This continuous transfer of control to the customer is supported by clauses in our contracts with U.S. Government customers whereby the customer may terminate a contract for convenience and then pay for costs incurred plus a profit, at which time the customer would take control of any work in process. For non-U.S. Government contracts where we perform as a subcontractor and our order includes similar Federal Acquisition Regulation (FAR) provisions as the prime contractor’s order from the U.S. Government, continuous transfer of control is likewise supported by such provisions. For other non-U.S. Government customers, continuous transfer of control to such customers is also supported due to general terms in our contracts and rights to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit.

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

Revenue that is recognized at a point in time is for the sale of software licenses in our Information Assurance / Xacta® and Secure Communications business groups and for the sale of resold products in Telos ID and Secure Networks, and is classified as product revenue.  Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

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

	2020	2019	2018
Federal	$171,677	$149,257	$129,279
State & Local, and Commercial	8,240	9,961	8,737
Total	$179,917	$159,218	$138,016

	2019	2019	2018
Firm fixed-price	$151,703	$131,629	$103,454
Time-and-materials	13,455	14,569	16,795
Cost plus fixed fee	14,759	13,020	17,767
Total	$179,917	$159,218	$138,016

The following table discloses accounts receivable and contract assets (in thousands):
	December 31,
	2020	2019
Billed accounts receivable	$12,060	$11,917
Unbilled receivables	19,161	16,745
Allowance for doubtful accounts	(308)	(720)
Receivables – net	$30,913	$27,942

As of December 31, 2020 and 2019, we had $127.7 million and $112.4 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 92.4% of our remaining performance obligations as revenue in 2021, an additional 2.5% by 2022 and the balance thereafter. For the years ended December 31, 2020, 2019, and 2018, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $5.3 million, $4.2 million, and $5.5 million, respectively. Contract liabilities were $5.7 million and $6.3 million as of December 31, 2020 and 2019, respectively.

We develop our annual budgeted revenue by estimating for the upcoming year our continuing business from existing customers and active contracts. We consider backlog, both funded and unfunded (as explained below), other expected annual renewals, and expansion planned by our current customers. In the context of our current customer portfolio, we view “recurring revenue” as revenue that occurs often and repeatedly. In each of the last three years, recurring revenue has exceeded 85% of our annual revenue. Our total budgeted revenue is the combination of recurring revenue and a forecast of new business.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined primarily using the weighted average cost method. Inventories consist primarily of purchased off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts utilized to support certain maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or estimated useful life of the asset. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, CO&D (comprised of Information Assurance / Xacta and Secure Networks), Telos ID, and Secure Communications, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management’s judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2020. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate the fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.” Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2020 and 2019. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remained on our consolidated balance sheet at December 31, 2020 and 2019.  Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at December 31, 2020 and 2019. See additional information on tax reform and its impact on our income taxes in Note 9 – Income Taxes.

Results of Operations
We derive a substantial portion of our revenues from contracts and subcontracts with the U.S. Government. Our revenues are generated from a number of contract vehicles and task orders. Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies.  We believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2020, 2019, and 2018, the Company’s revenue derived from firm fixed-price contracts was 84.3%, 82.7%, and 74.9%, respectively, cost-plus contracts was 8.2%, 8.2%, and 12.9%, respectively, and time-and-material contracts was 7.5%, 9.1%, and 12.2%, respectively.

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

We refer to our cyber and cloud applications as Security Solutions, which includes Information Assurance /Xacta® (previously referred to as Cyber & Cloud Solutions), Secure Communications (previously referred to as Secure Communications Cyber and Enterprise Solutions), and Telos ID (previously referred to as Telos ID Enterprise Solutions). We refer to our offerings for enterprise security as Secure Networks (previously referred to as Secure Mobility and Network Management/Defense Enterprise Solutions).

U.S. Government appropriations have been and continue to be affected by larger U.S. Government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”), which established specific limits on annual appropriations for fiscal years 2012-2021. These limits were subsequently amended several times. With the expiration of the BCA at the end of FY 2021, there are no statutory limits in place for FY 2022.

According to the non-partisan Congressional Budget Office (CBO), since enactment of the BCA, federal outlays devoted to defense programs fell from 4.5 percent as a share of Gross Domestic Product (GDP) to as low as 3.1 percent of GDP in each of FYs 2016-18, before rising slightly the past two years to a level of 3.4 percent in FY 2020. Moreover, CBO reports that, as a result of the spending caps imposed by the BCA, non-adjusted defense outlays subsequently shrank from $699.4 billion in FY 2011 to as low as $583.4 billion in FY 2016, and did not again exceed their FY 2011 level until FY 2020, when outlays were $713.8 billion, two percent above the FY 2011 level.

In Fiscal Years 2020 and 2021, the COVID-19 pandemic and associated economic dislocation in the United States has resulted in an overwhelming federal response, including enactment of several massive and comprehensive emergency appropriations and economic stimulus measures. These were in addition to annual appropriations legislation for FY 2021, which was not enacted into law until late December, 2020, nearly three months after the beginning of the fiscal year, during which time the government once again operated under a series of Continuing Resolutions which strictly limited new spending initiatives. These enormous emergency spending packages and their resulting increases in the budget deficit will necessarily factor into future spending decisions to an unknown degree. Further, as the outgoing Trump Administration did not complete its work on a proposed FY 2022 budget prior to leaving office on January 20, 2021, and the incoming Biden Administration has been delayed in submitting a proposed budget to Congress, the proposed spending levels for FY 2022 cannot be predicted.  Finally, the near- and long-term impacts of the COVID-19 health and associated economic crisis on federal budget planning and the government contracts that we hold, and on the federal procurements that we would otherwise compete for, cannot be known.

Should Congress and the White House be unable to make sufficient progress on the FY 2022 budget and enact appropriations legislation prior to the beginning of the new fiscal year on October 1, 2021, the Department of Defense and other federal departments and agencies will likely again be funded for an unknown period of time under a Continuing Resolution, which would restrict new spending initiatives.

Despite the pandemic’s resultant shift to teleworking by federal employees and contractors, the government has successfully maintained continuity of services as has Telos Corporation.  With much of the business of government continuing to be conducted remotely through use of information technology systems, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.

For more information on the risks and uncertainties related to U.S. Government contracts, see Part I – Item 1A Risk Factors in this Annual Report on the Form 10-K.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2020		2019		2018
	(dollar amounts in thousands)

Revenue	$179,917	100.0%	$159,218	100.0%	$138,016	100.0%
Cost of sales	117,497	65.3	106,874	67.1	84,954	61.6
Selling, general and administrative expenses	62,123	34.5	47,319	29.7	44,048	31.9
Operating income	297	0.2	5,025	3.2	9,014	6.5
Other income (expenses):
Gain on redemption of public preferred stock	14,012	7.8	----	----	----	----
Non-operating (expense) income	(255)	(0.2)	201	0.1	12	----
Interest expense	(7,259)	(4.0)	(7,467)	(4.7)	(7,258)	(5.2)
Income (loss) income before income taxes	6,795	3.8	(2,241)	(1.4)	1,768	1.3
Benefit from (provision for) income taxes	46	----	104	0.1	(31)	----
Net income (loss)	6,841	3.8	(2,137)	(1.3)	1,737	1.3
Less: Net income attributable to non-controlling interest	(5,154)	(2.9)	(4,264)	(2.7)	(3,377)	(2.4)
Net income (loss) attributable to Telos Corporation	$1,687	0.9%	$(6,401)	(4.0)%	$(1,640)	(1.1)%

Years ended December 31, 2020, 2019, and 2018

Revenue.  Revenue increased by 13.0% to $179.9 million for 2020 from $159.2 million for 2019.  Security Solutions revenue was $117.3 million and $101.9 million for 2020 and 2019, respectively. This increase in 2020 of approximately 15% was driven primarily by an increase of $8.1 million in sales of offerings in Telos ID on the contract with the U.S. Census Bureau and $7.3 million in sales of offerings related to the contract with a U.S. government agency for our Telos Ghost managed intelligence support solution in Secure Communications. Secure Networks revenue was $62.6 million and $57.3 million for 2020 and 2019, respectively. This increase in 2020 of approximately 9% resulted from various DoD contracts, in both our Secure Mobility and Network Management/Defense Enterprise Solutions offerings. Due to the various solutions offerings and within the business groups, sales may vary from period to period according to the solution mix and timing of deliverables for a particular period.

Revenue increased by 15.4% to $159.2 million for 2019 from $138.0 million for 2018.  Such increase primarily consists of an increase in sales from the U.S. Air Force NETCENTS-2 contract. As discussed above, NETCENTS-2 is an IDIQ contract utilized by multiple government customers and sales under NETCENTS-2 vary from period to period according to the solution mix and timing of deliverables for a particular period. Security Solutions revenue was $101.9 million and $86.6 million in 2019 and 2018, respectively. This increase in 2019 of approximately 18% is primarily attributable to a $10.1 million increase in sales of offerings in Telos ID on a contract with the U.S. Census Bureau and a $6.3 million increase in sales of offerings related to a contract with a U.S. government agency for our Telos Ghost managed intelligence support solution in Secure Communications. Secure Networks revenue was $57.3 million in 2019 and $51.4 million in 2018. The sales increase in 2019 is the result of various DoD contracts around our Secure Mobility as well as our Network Management and Defense offerings.

Cost of sales.  Cost of sales increased by 9.9% to $117.5 million for 2020 from $106.9 million for 2019 as a result of increases in revenue. Cost of sales for Security Solutions increased to $66.9 million in 2020 from $59.9 million in 2019 which translates as a decrease in the cost of sales as a percentage of revenue to 57.0% from 58.7%. due to a change in the mix and nature of the programs. Cost of sales for Secure Networks increased to $50.6 million in 2020 from $47.0 million in 2019 which translates as a decrease in the cost of sales as a percentage of revenue to 80.9% from 82.0%.

Cost of sales increased by 25.8% to $106.9 million for 2019 from $85.0 million for 2018 as a result of increases in revenue. Cost of sales for Security Solutions increased to $59.9 million in 2019 from $48.2 million in 2018 which translates as a increase in the cost of sales as a percentage of revenue to 58.7% from 55.7%. due to a change in the mix and nature of the programs. Cost of sales for Secure Networks increased to $47.0 million in 2019 from $36.7 million in 2018 which translates as an increase in the cost of sales as a percentage of revenue to 82.0% from 71.5% due primarily to the effect of revenue accruals in 2018 for multiple contracts as a result of several years of cumulative indirect rate adjustments, which did not include direct costs.

Gross profit.  Gross profit increased by 19.2% to $62.4 million for 2020 from $52.3 million for 2019. Gross profit for Security Solutions increased to $50.5 million in 2020 from $42.1 million in 2019. Gross profit for Secure Networks increased to $12.0 million in 2020 from $10.3 million in 2019. Gross margin increased to 34.7% for 2020 from 32.9% for 2019, due to various changes in the mix of contracts in all business lines as discussed above. Gross margin for Security Solutions increased to 43.0% in 2020 from 41.3% in 2019. Gross margin for Secure Networks increased to 19.1% in 2020 from 18% in 2019.

Gross profit decreased by 1.4% to $52.3 million for 2019 from $53.1 million for 2018. Gross profit for Security Solutions increased to $42.1 million in 2019 from $38.4 million in 2018. Gross profit for Secure Networks decreased to $10.3 million in 2019 from $14.6 million in 2018, due primarily to the effect of revenue accruals in 2018 for multiple contracts as a result of several years of cumulative indirect rate adjustments, which did not include direct costs. Gross margin decreased to 32.9% for 2019 from 38.4% for 2018, due to various changes in the mix of contracts in all business lines, primarily decreases in proprietary software sales. Gross margin for Security Solutions decreased to 41.3% in 2019 from 44.3% in 2018. Gross margin for Secure Networks decreased to 18% in 2019 from 28.5% in 2018.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses increased by 31.3% to $62.1 million for 2020 from $47.3 million for 2019. Such increase is primarily attributable to increases in bonuses of $6.3 million, outside services of $5.9 million, labor costs of $5.9 million, and $0.6 million in legal fees, offset by capitalization of research and development costs of $4.2 million.

Selling, general, and administrative expenses increased by 7.4% to $47.3 million for 2019 from $44.0 million for 2018. Such increase is primarily attributable to increases in labor costs of $1.9 million, bonuses of $0.5 million, bad debt expenses of $0.5 million, and outside services of $0.4 million.

Interest expense.  Interest expense decreased by 2.8% to $7.3 million for 2020 from $7.5 million for 2019, primarily due to decreases in public preferred stock interest as a result of such stock redemption, and interest on an equipment purchase arrangement, offset by an increase in interest on the senior term loan with EnCap (as defined below).

Interest expense increased by 2.9% to $7.5 million for 2019 from $7.3 million for 2018, primarily due to an increase in interest on the EnCap senior term loan, offset by a decrease in interest on an equipment purchase arrangement.

Components of interest expense are as follows:
	December 31,
	2020	2019	2018
	(amounts in thousands)
Commercial and subordinated note interest incurred	$3,875	$3,644	$3,436
Preferred stock interest accrued	3,384	3,823	3,822
Total	$7,259	$7,467	$7,258

Provision for income taxes.  Income tax benefit was $46,000 for 2020, compared to an income tax provision of $104,000 for 2019, primarily attributable to administrative practice release of certain FIN48 liability.

Income tax benefit was $104,000 for 2019, compared to an income tax provision of $31,000 for 2018, primarily attributable to the decrease in deferred tax liability due to the timing of the state conformity to the indefinite-lived net operating loss provision of the Tax Act (as described below).

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the non-GAAP financial measures of Non-GAAP Operating Income, Enterprise EBITDA and Adjusted EBITDA are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.

We use the following non-GAAP financial measures to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short-term and long-term operating plans, and to evaluate the performance of certain management personnel when determining incentive compensation. We believe these non-GAAP financial measures facilitate comparison of our operating performance on a consistent basis between periods by excluding certain items that may, or could, have a disproportionate positive or negative impact on our results of operations in any particular period. When viewed in combination with our results prepared in accordance with GAAP, these non-GAAP financial measures help provide a broader picture of factors and trends affecting our results of operations.

Enterprise EBITDA and Adjusted EBITDA
Both Enterprise EBITDA and Adjusted EBITDA are supplemental measures of operating performance that are not made under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss) as determined by GAAP. We define Enterprise EBITDA as net income (loss) attributable to Telos Corporation, adjusted for net income attributable to non-controlling interest, non-operating income, interest expense, (benefit) provision for income taxes, and depreciation and amortization. We define Adjusted EBITDA as Enterprise EBITDA, adjusted for stock-based compensation expense, the gain realized on redemption of the public preferred stock upon the closing of our initial public offering, the losses realized on the extinguishment of senior term loan and subordinated debt upon the closing of our initial public offering, bonuses paid as a result of the closing of our initial public offering, and other expenses related to our initial public offering.

A reconciliation of Enterprise EBITDA and Adjusted EBITDA to net income (loss) attributable to Telos Corporation, the most directly comparable GAAP measure, is as follows:

	Years Ended December 31,
	2020	2019	2018
	(amount in thousands)
Net income (loss) attributable to Telos Corporation	$1,687	$(6,401)	$(1,640)
Net income attributable to non-controlling interest	5,154	4,264	3,377
Non-operating income	(20)	(201)	(12)
Interest expense	7,259	7,467	7,258
(Benefit) provision for income taxes	(46)	(104)	31
Depreciation and amortization	5,353	4,972	3,028
Enterprise EBITDA	19,387	9,997	12,042
Transaction related gains/losses/expenses:
Transaction related legal and accounting	1,914	----	----
Transaction related bonus	3,816	----	----
Gain on redemption of public preferred stock	(14,012)	----	----
Transaction related non-operating income	(274)	----	----
Loss on extinguishment of senior term loan	138	----	----
Loss on extinguishment of subordinated debt	411	----	----
Stock-based compensation expense	----	----	----
Total transaction related gains/losses/expenses	(8,007)	----	----
Stock-based compensation expense	4	----	----
Adjusted EBITDA	$11,384	$9,997	$12,042

Each of Enterprise EBITDA and Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of Enterprise EBITDA and Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA differently than we do, which limits its usefulness as a comparative measure. Because of these limitations, neither Enterprise EBITDA nor Adjusted EBITDA should be considered as a replacement for net income (loss), as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Liquidity and Capital Resources

Upon the closing of our initial public offering, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the ERPS Conversion (see Note 7 – Exchangeable Redeemable Preferred Stock Conversion), $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 2 – Purchase of Telos ID/Non-controlling Interests), $21.0 million to repay our outstanding senior term loan and subordinated debt (see Note 6 – Debt Obligations).  We intend to use the remaining net proceeds for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. However, we do not have agreements, commitments, or plans for any specific acquisitions at this time. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors. Proceeds held by us are invested in short-term investments until needed for the uses described above. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our working capital was $105.2 million and $2.9 million as of December 31, 2020 and 2019, respectively. Although no assurances can be given, we expect that funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash used in operating activities was $2.1 million for the year ended December 31, 2020, compared to cash provided by operating activities of $11.8 million and $6.3 million, for the years ended December 31, 2019 and 2018, respectively. Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.  Additionally, cash used in operating activities also includes dividends from preferred stock recorded as interest expense of $3.4 million, $3.8 million, and $3.8 million for 2020, 2019, and 2018, respectively. In 2020, net income was $6.8 million, $14.0 million of gain related to the redemption of public preferred stock, and $5.4 million of depreciation and amortization, $1.7 million of which was amortization of capitalized software development costs. In 2019, net loss was $2.1 million, which included $5.0 million of depreciation and amortization, $1.8 million of which was amortization of capitalized software development costs. In 2018, net income was $1.7 million, which included $3.0 million of depreciation and amortization, $1.1 million of which was amortization of capitalized software development costs.
Cash used in investing activities for the years ended December 31, 2020, 2019, and 2018 was $7.5 million, $6.5 million, and $4.1 million, respectively, which, for the year ended December 31, 2020, 2019 and 2018, consisted of the capitalization of software development costs of $6.7 million, $2.4 million and $1.6 million, respectively, and the purchases of property and equipment of $0.8 million, $4.1 million and $2.5 million, respectively.
Cash provided by financing activities for the years ended December 31, 2020 and 2019 was $108.9 million and $1.4 million, respectively, compared to cash used in financing activities $2.7 million for 2018. The financing activities in 2020 consisted of net proceeds of $272.8 million from the initial public offering, offset by $108.9 million redemption of the public preferred stock, $17.4 million payoff of senior term loan, $30.0 million purchase of Telos ID membership interest, distributions of $2.7 million to the Class B Member of Telos ID, $3.7 million payoff of subordinated debt, and repayments of $1.2 million under finance leases. The financing activities in 2019 consisted of net proceeds of $4.9 million from the EnCap senior term loan, distributions of $2.4 million to the Class B Member of Telos ID, and repayments of $1.1 million under finance leases. The financing activities in 2018 consisted of distributions of $1.7 million to the Class B Member of Telos ID and repayments of $1.0 million under finance leases.

Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2020 (in thousands):

		Payments due by Period
	Total	2021	2022 - 2024	2025 - 2027	2028 and later

Finance lease obligations (1)	$19,364	$2,097	$6,609	$7,117	$3,541
Operating lease obligations (2)	1,744	752	992	----	----
	$21,108	$2,849	$7,601	$7,117	$3,541
(1) Includes interest expense:	$3,724	$758	$1 ,826	$1,009	$131
 (2)    Includes operating lease right-of-use obligations and short-term leases with terms of 12 months or less.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $0.8 million, $4.1 million, and $2.5 million for 2020, 2019, and 2018, respectively. We presently anticipate capital expenditures of approximately $5.2 million in 2021; however, there can be no assurance that this level of capital expenditures will occur. We believe that available cash and borrowings under the Purchase Agreement will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2021.

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

We adopted ASU 2016-02 effective January 1, 2019 and recorded right-of-use assets and liabilities in our consolidated balance sheets and expanded disclosures about leasing arrangements, among other items, for most lease arrangements.

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
Ashburn, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Telos Corporation (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
McLean, Virginia
March 25, 2021

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except earnings per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue (Note 5)
Services	$161,180	$143,581	$120,990
Products	18,737	15,637	17,026
	179,917	159,218	138,016
Costs and expenses
Cost of sales – Services	106,969	98,772	76,857
Cost of sales – Products	10,528	8,102	8,097
	117,497	106,874	84,954
Selling, general and administrative expenses
Sales and marketing	6,176	5,951	6,014
Research and development	14,243	10,647	8,755
General and administrative	41,704	30,721	29,279
	62,123	47,319	44,048
Operating income	297	5,025	9,014
Other income (expenses)
Gain on redemption of public preferred stock (Note 7)	14,012	—	—
Non-operating (expense) income	(255)	201	12
Interest expense	(7,259)	(7,467)	(7,258)
Income (loss) before income taxes	6,795	(2,241)	1,768
Benefit from (provision for) income taxes (Note 9)	46	104	(31)

Net income (loss)	6,841	(2,137)	1,737
Less: Net income attributable to non-controlling interest (Note 2)	(5,154)	(4,264)	(3,377)
Net income (loss) attributable to Telos Corporation	$1,687	$(6,401)	$(1,640)
Net earnings (loss) per share attributable to Telos Corporation, basic	$0.04	$(0.17)	$(0.04)
Net earnings (loss) per share attributable to Telos Corporation, diluted	$0.04	$(0.17)	$(0.04)
Weighted-average shares of common stock outstanding, basic	41,642	37,729	36,762
Weighted-average shares of common stock outstanding, diluted	42,877	37,729	36,762

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$6,841	$(2,137)	$1,737
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	38	(11)	(15)
Comprehensive income attributable to non-controlling interest	(5,154)	(4,264)	(3,377)
Comprehensive income (loss) attributable to Telos Corporation	$1,725	$(6,412)	$(1,655)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2020	2019
Current assets
Cash and cash equivalents	$106,045	$6,751
Accounts receivable, net of reserve of $308 and $720, respectively (Note 5)	30,913	27,942
Inventories, net of obsolescence reserve of $851 and $860, respectively (Note 1)	3,311	1,965
Prepaid expenses	3,059	1,717
Deferred program expenses	5	673
Other current assets	781	1,197
Total current assets	144,114	40,245
Property and equipment (Note 1)
Furniture, equipment, and capitalized software development costs	25,827	18,709
Leasehold improvements	2,669	2,536
Property and equipment under finance leases	30,792	30,792
	59,288	52,037
Accumulated depreciation and amortization	(36,891)	(32,470)
	22,397	19,567
Operating lease right-of-use assets	1,464	1,979
Goodwill (Note 3)	14,916	14,916
Other assets	926	985
Total assets	$183,817	$77,692

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,
	2020	2019
Current liabilities
Accounts payable and other accrued liabilities (Note 6)	$20,899	$15,050
Accrued compensation and benefits	8,474	12,187
Contract liabilities (Notes 1 and 6)	5,654	6,337
Finance lease obligations – short-term (Note 10)	1,339	1,224
Operating lease obligations – short-term (Note 10)	677	602
Other current liabilities	1,903	1,903
Total current liabilities	38,946	37,303

Senior term loan, net of unamortized discount and issuance costs (Note 6)	—	16,335
Subordinated debt (Note 6)	—	2,927
Finance lease obligations - long-term (Note 10)	14,301	15,641
Operating lease obligations - long-term (Note 10)	941	1,553
Deferred income taxes (Note 9)	652	621
Public preferred stock (Note 7)	—	139,210
Other liabilities (Note 9)	1,873	724
Total liabilities	56,713	214,314
Commitments and contingencies (Notes 10 and 13)

Stockholders’ equity (deficit) (Note 8)
Telos stockholders’ equity (deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized, 64,625,071 shares issued and outstanding as of December 31, 2020	103	—
Class A common stock, no par value, 50,000,000 shares authorized, 35,826,200 shares issued and outstanding as of December 31, 2019	—	65
Class B common stock, no par value, 5,000,000 shares authorized, 3,204,293 shares issued and outstanding as of December 31, 2019	—	13
Additional paid-in capital	270,800	4,310
Accumulated other comprehensive income	44	6
Accumulated deficit	(143,843)	(145,530)
Total Telos stockholders’ equity (deficit)	127,104	(141,136)
Non-controlling interest in subsidiary (Note 2)	—	4,514
Total stockholders’ equity (deficit)	127,104	(136,622)
Total liabilities and stockholders’ equity (deficit)	$183,817	$77,692

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$6,841	$(2,137)	$1,737
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Gain on redemption of public preferred stock	(14,012)	—	—
Net loss on early extinguishment of debt and other transactions	275	—	—
Stock-based compensation	4	—	—
Dividends from preferred stock recorded as interest expense	3,384	3,823	3,822
Depreciation and amortization	5,353	4,972	3,028
Provision for inventory obsolescence	(1)	376	30
(Benefit) provision for doubtful accounts receivable	(412)	414	(105)
Provision for doubtful non-trade receivables	569	—	—
Amortization of debt issuance costs	978	461	198
Deferred income tax provision (benefit)	31	(197)	77
Loss on disposal of fixed assets	1	15	3
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,559)	6,186	(9,917)
(Increase) decrease in inventories	(1,345)	2,048	9,101
Decrease (increase) in deferred program expenses	668	(429)	1,828
Increase in prepaid expenses, other current assets and other assets	(1,606)	(3,576)	(465)
Increase (decrease) in accounts payable and other accrued payables	3,413	(6,730)	(3,914)
(Decrease) increase in accrued compensation and benefits	(3,713)	3,105	1,626
(Decrease) increase in contract liabilities	(683)	1,106	(960)
Increase in other current liabilities and other liabilities	710	2,379	179
Cash (used in) provided by operating activities	(2,104)	11,816	6,268
Investing activities:
Capitalized software development costs	(6,681)	(2,442)	(1,649)
Purchases of property and equipment	(780)	(4,090)	(2,465)
Cash used in investing activities	(7,461)	(6,532)	(4,114)
Financing activities:
Proceeds from initial public offering	272,813	—	—
Redemption of public preferred stock	(108,878)	—	—
Purchase of Telos ID membership interest	(30,000)	—	—
Payment of senior term loan	(17,351)	—	—
Payment of subordinated debt	(3,657)	—	—
Proceeds from senior term loan	—	4,881	—
Payments under finance lease obligations	(1,225)	(1,115)	(1,013)
Amendment fee paid to lender	(100)	—	—
Distributions to Telos ID Class B member – non-controlling interest	(2,743)	(2,371)	(1,669)
Cash provided by (used in) financing activities	108,859	1,395	(2,682)
Increase (decrease) in cash and cash equivalents	99,294	6,679	(528)
Cash and cash equivalents, beginning of the year	6,751	72	600
Cash and cash equivalents, end of year	$106,045	$6,751	$72

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,259	$3,299	2,483
Income taxes	$64	$40	$19

Noncash:
Dividends from preferred stock recorded as interest expense	$3,384	$3,823	$3,822
Common stock issued on redemption of public preferred stock (Note 7)	$19,213	$—	$—
Common stock issued on purchase of Telos ID membership interest (Note 2)	$148,399	$—	$—
Distributions to Telos ID Class B member – non-controlling interest	$2,436	$—	$—
Debt issuance costs and prepayment of interest on senior term loan	$—	$119	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid–in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2017	$—	$65	$13	$4,310	$32	$(141,370)	$913	$(136,037)
Net (loss) income	—	—	—	—	—	(1,640)	3,377	1,737
Cumulative effect adjustment due to change in accounting policy	—	—	—	—	—	3,881	—	3,881
Foreign currency translation loss	—	—	—	—	(15)	—	—	(15)
Distributions	—	—	—	—	—	—	(1,669)	(1,669)
Balance December 31, 2018	$—	$65	$13	$4,310	$17	$(139,129)	$2,621	(132,103)
Net (loss) income	—	—	—	—	—	(6,401)	4,264	(2,137)
Foreign currency translation loss	—	—	—	—	(11)	—	—	(11)
Distributions	—	—	—	—	—	—	(2,371)	(2,371)
Balance December 31, 2019	$—	$65	$13	$4,310	$6	$(145,530)	$4,514	$(136,622)
Net income	—	—	—	—	—	1,687	5,154	6,841
Issuance of common stock	103	(65)	(13)	291,997	—	—	—	292,022
Purchase of Telos ID membership interest	—	—	—	(25,511)	—	—	(4,489)	(30,000)
Foreign currency translation gain	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	4	—	—	—	4
Distributions	—	—	—	—	—	—	(5,179)	(5,179)
Balance December 31, 2020	$103	$—	$—	$270,800	$44	$(143,843)	$—	$127,104

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization
Telos Corporation, together with its subsidiaries, (the “Company” or “Telos” or “We”), is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We also have a 100% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”), Teloworks, Inc. (“Teloworks”) and Telos APAC Pte. Ltd. (Telos APAC).

Initial Public Offering of Common Stock
On November 19, 2020, we completed our initial public offering of shares of our common stock. We issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million.  We used approximately $108.9 million of the net proceeds in connection with the conversion of our outstanding shares of Exchangeable Redeemable Preferred Stock into the right to receive cash and shares of our common stock, $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID, and $21.0 million to repay our outstanding senior term loan and subordinated debt.  We intend to use the remaining net proceeds for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. We do not, however, have agreements, commitments, or plans for any specific acquisitions at this time. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors.

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation, Telos ID, Teloworks, and Telos APAC, all of whose issued and outstanding share capital is owned by the Company. Intercompany transactions have been eliminated in consolidation.

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and leading to a world-wide economic downturn. COVID-19, together with subsequently reported variants of this strain, have caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our customers’ ability to perform their missions and is in many cases disrupting their operations. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer imposed limitations and using various technologies to perform their functions. We could see delays or changes in customer demand, particularly if government funding priorities change. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain.

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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, income taxes, contingencies and litigation, potential impairments of goodwill and estimated pension-related costs for our foreign subsidiaries.  Actual results could differ from those estimates.

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

We have one reportable segment. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are from U.S. customers as revenue derived from international customers is de minimus. The following tables disclose revenue (in thousands) by customer type and contract type for the years ended December 31, 2020, 2019, and 2018.  Prior period amounts have not been adjusted under the modified retrospective method.

	2020	2019	2018
Federal	$171,677	$149,257	$129,279
State & Local, and Commercial	8,240	9,961	8,737
Total	$179,917	$159,218	$138,016

	2020	2019	2018
Firm fixed-price	$151,703	$131,629	$103,454
Time-and-materials	13,455	14,569	16,795
Cost plus fixed fee	14,759	13,020	17,767
Total	$179,917	$159,218	$138,016

As of December 31, 2020 and 2019, we had $127.7 million and $112.4 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 92.4% of our remaining performance obligations as revenue in 2021, an additional 2.5% by 2022 and the balance thereafter. For the years ended December 31, 2020, 2019 and 2018, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $5.3 million, $4.2 million, and $5.5 million, respectively. Contract liabilities were $5.7 million and $6.3 million as of December 31, 2020 and 2019, respectively.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and other accrued liabilities.

In accordance with ASC 275-10-50-16, in consideration that such a large amount of our working capital and total assets are held in cash and cash equivalents, we have considered that the balances held in our various treasury accounts may exceed federally insured limits as of the date of the financial statements. Due to the financial strength of the financial institution where the accounts are held, we do not believe that this concentration risk makes it reasonably possible that a near-term severe impact risk of loss will occur.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method.  Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory was $4.2 million and $2.8 million at December 31, 2020 and 2019, respectively.  As of December 31, 2020, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Recoveries	Balance End of Year

Year Ended December 31, 2020	$860	$(1)	$(8)	$851
Year Ended December 31, 2019	$520	$376	$(36)	$860
Year Ended December 31, 2018	$1,484	$30	$(994)	$520

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

Leased property meeting certain criteria is capitalized at the present value of the related minimum lease payments. Amortization of property and equipment under finance leases is computed using the straight-line method over the lesser of the term of the related lease and the useful life of the related asset.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2020, 2019, and 2018, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Depreciation and amortization expense related to property and equipment, including property and equipment under finance leases was $5.4 million, $5.0 million, and $3.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and ASC Topic 350-40 “Internal Use Software” in so far as our Xacta products being available in various deployment modalities including on premises licenses and cloud-based Software as a Service (“SaaS”). Under both standards, software development costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers or is ready for its intended use, as appropriate. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of December 31, 2020 and 2019, we capitalized $12.3 million and $5.6 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $1.7 million, $1.8 million, and $1.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Accumulated amortization was $4.8 million and $3.1 million as of December 31, 2020 and 2019, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2020 and 2019. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remains on our consolidated balance sheets at December 31, 2020 and 2019. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill.  As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at December 31, 2020 and 2019.  See additional information on tax reform and its impact on our income taxes in Note 9 – Income Taxes.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, CO&D (comprised of Information Assurance / Xacta and Secure Networks), Telos ID, and Secure Communications, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management’s judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company.  The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore no impairment of goodwill was recorded as of December 31, 2020. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. . Goodwill is amortized and deducted over a 15-year period for tax purposes.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted.  Since June 2008, we have issued restricted stock to our executive officers, directors and employees. 79,361 shares were granted in 2020. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of December 31, 2020, there were 59,521 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal prior to the initial public offering of our common stock, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Earnings (Loss) per Share
Basic net earnings (loss) per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested restricted common stock and warrants.

For the year ended December 31, 2019, the Class A common basic and diluted net loss per share was $(0.17), and the Class A common basic and diluted weighted-average shares were 34,525, the Class B common basic and diluted net loss per share was $(0.17), and the Class B common basic and diluted weighted-average shares were 3,204.

For the year ended December 31, 2018, the Class A common basic and diluted net loss per share was $(0.04), and the Class A common basic and diluted weighted-average shares were 33,558, the Class B common basic and diluted net loss per share was $(0.04), and the Class B common basic and diluted weighted-average shares were 3,204.

Potentially dilutive securities not included in the calculation of diluted net earnings (loss) per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended December 31,
	2020	2019
Unvested restricted stock	60	945
Common stock warrants, exercisable at $1.665/sh.	901	901
Total	961	1,846

On November 12, 2020, we amended our Articles of Amendment and Restatement to effect an approximate 0.794-for-1 reverse stock split with respect to our common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in equity (net assets) during a period from non-owner sources. Our accumulated other comprehensive income (loss) was comprised of a loss from foreign currency translation of $63,000 and $101,000 as of December 31, 2020 and 2019, respectively; and actuarial gain on pension liability adjustments in Teloworks of $107,000 as of December 31, 2020 and 2019.

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

In August 2018, the FASB issued ASU 2018‑15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, which made this standard effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

Note 2.  Purchase of Telos ID/Non-Controlling Interests

On October 5, 2020, we entered into a Membership Interest Purchase Agreement between the Company and Hoya ID Fund A, LLC (“Hoya”) to purchase all of the Class B Units of Telos ID (“Telos ID Units”) owned by Hoya (the “Telos ID Purchase”). Upon the closing of the Telos ID Purchase, Telos ID became our wholly owned subsidiary. On November 23, 2020, the Telos ID Purchase was consummated with the Company transferring $30.0 million in cash and issuing 7,278,040 shares of our common stock at $20.39 per share (which totals approximately $148.4 million); the total consideration transferred to Hoya was $178.4 million. As part of the common stock issuance, the Company recognized a credit to APIC of $148.4 million. The Company further recognized a debit to APIC of $173.9 million as part of the elimination of Hoya’s non-controlling interest in Telos ID. The net impact to APIC associated with the acquisition of the additional 50% interest in Telos ID was a debit of $25.5 million.

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Telos ID Enterprise business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and Hoya owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to Hoya in exchange for $6 million in cash consideration. In accordance with ASC 505, “Equity,” we recognized a gain of $5.8 million. As a result, we owned 60% of Telos ID, and therefore continued to account for the investment in Telos ID using the consolidation method.

On December 24, 2014 (the “Closing Date”), we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) between the Company and Hoya, pursuant to which Hoya acquired from the Company an additional ten percent (10%) membership interest in Telos ID in exchange for $5 million (the “Transaction”). In connection with the Transaction, the Company and Hoya entered into the Second Amended and Restated Operating Agreement (the “Operating Agreement”) governing the business, allocation of profits and losses and management of Telos ID. Under the Operating Agreement, Telos ID was managed by a board of directors comprised of five (5) members (the “Telos ID Board”). The Operating Agreement provided for two classes of membership units, Class A (owned by the Company) and Class B (owned by Hoya). The Class A member (the Company) owned 50% of Telos ID, was entitled to receive 50% of the profits of Telos ID, and could appoint three (3) members of the Telos ID Board. The Class B member (Hoya) owned 50% of Telos ID, was entitled to receive 50% of the profits of Telos ID, and could appoint two (2) members of the Telos ID Board.

As a result of the 2014 Transaction, the Class A and Class B members each owned 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits, which was $5.2 million, $4.3 million, and $3.4 million for 2020, 2019, and 2018, respectively. The Class B member was the non-controlling interest.

Distributions were made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. During the years ended December 31, 2020, 2019, and 2018, the Class B member received a total of $2.8 million, $2.4 million, and $1.7 million, respectively, of such distributions. The Class B member also received a final distribution of $2.4 million in January 2021, which was accrued and presented in accounts payable and other accrued liabilities in the consolidated balance sheets as of December 31, 2020.

The following table details the changes in non-controlling interest for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Non-controlling interest, beginning of period	$4,514	$2,621	$913
Net income	5,154	4,264	3,377
Distributions	(5,179)	(2,371)	(1,669)
Sale of 50% membership interest	(4,489)	—	—
Non-controlling interest, end of period	$—	$4,514	$2,621

Note 3. Goodwill

The goodwill balance was $14.9 million as of December 31, 2020 and 2019.  Goodwill is subject to annual impairment tests and in the interim if triggering events are present before the annual tests, we will assess impairment. For the years ended December 31, 2020, 2019 and 2018, no impairment charges were taken.

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

As of December 31, 2020 and 2019, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of December 31, 2019, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $139.2 million, and the estimated fair market value was $60.5 million, based on quoted market prices.

For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 95.4%, 93.7%, and 93.7% of consolidated revenue in 2020, 2019, and 2018, respectively. As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 96.1% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses.

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company could sell certain accounts receivable to a third party, or the “Factor”, without recourse to the Company. The Factor initially paid the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors’ receivables that were sold under the agreement. The remaining payment was deferred and based on the amount the Factor received from our customer, less a discount fee and a program access fee that was determined by the amount of time the receivable was outstanding before payment. The structure of the transaction provided for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable was removed from the Company's consolidated balance sheet, a loss on the sale was recorded and the residual amount remains a deferred payment as an accounts receivable until payment was received from the Factor.  The balance of the sold receivables could not exceed $10 million. There were no accounts receivable sold during 2020. During the year ended December 31, 2019, the Company sold approximately $12.6 million of accounts receivable, and recognized a related loss of approximately $0.1 million in selling, general and administrative expenses for the same period. As of December 31, 2020 and 2019, there were no outstanding sold accounts receivable.

The components of accounts receivable and contract assets are as follows (in thousands):

	December 31,
	2020	2019
Billed accounts receivable	$12,060	$11,917
Unbilled receivables	19,161	16,745
Allowance for doubtful accounts	(308)	(720)
Total	$30,913	$27,942

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Recoveries (2)	Balance End of Year

Year Ended December 31, 2020	$720	$(412)	$—	$308
Year Ended December 31, 2019	$306	$414	$—	$720
Year Ended December 31, 2018	$411	$(105)	$—	$306

(1)	Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)	Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived a substantial portion of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2020		2019		2018
			(dollar amounts in thousands)

Federal	$171,677	95.4%	$149,257	93.7%	$129,279	93.7%
State & Local, and Commercial	8,240	4.6%	9,961	6.3%	8,737	6.3%
Total	$179,917	100.0%	$159,218	100.0%	$138,016	100.0%

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued  Liabilities
As of December 31, 2020 and 2019, the accounts payable and other accrued payables consisted of $14.7 million and $13.6 million, respectively, in trade account payables and $6.2 million and $1.5 million, respectively, in accrued liabilities.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our consolidated balance sheets on a net contract basis at the end of each reporting period. As of December 31, 2020 and 2019, the contract liabilities primarily related to product support services.

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

All borrowings under the Credit Agreement accrued interest at the rate of 13.0% per annum (the “Accrual Rate”). If, at the request of the Company, the Agent executed an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate would increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate would increase 2.0%. The Company was obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

The Credit Agreement contained representations, warranties, covenants, terms and conditions customary for transactions of this type. In connection with the Credit Agreement, the Agent had been granted, for the benefit of the Lenders, a security interest in and general lien upon various property of the Company, subject to certain permitted liens and any intercreditor agreement. The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement or as a secured party under the UCC, in addition to all other rights and remedies available to them.

In connection with the Credit Agreement, on January 25, 2017, the Company issued warrants (each, a "Warrant") to the Agent and certain of the Lenders representing in the aggregate the right to purchase in accordance with their terms 900,970 shares of the Class A Common Stock of the Company, no par value per share, which was equivalent to approximately 2.5% of the common equity interests of the Company on a fully diluted basis. The exercise price as $1.665 per share and each Warrant would expire on January 25, 2027. The value of the warrants was determined to be de minimis and no value was allocated to them on a relative fair value basis in accounting for the debt instrument.

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

On March 30, 2018, the Credit Agreement was further amended (the “Third Amendment”) to waive certain covenant defaults and to reset the covenants for 2018 measurement periods to more accurately reflect the Company’s projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which would revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement.  The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan). The increase in interest expense had been paid in cash. Contemporaneously with the Third Amendment, Mr. John B. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap.

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
•
The prepayment price was amended as follows: (a) from January 26, 2019 through January 25, 2020, the prepayment price was 102% of the principal amount, (b) from January 26, 2020 through October 14, 2020, the prepayment price was 101% of the principal amount, and (c) from October 15, 2020 to the maturity date, the prepayment price would be at par.  However, the prepayment price for the additional $5 million loan attributable to the Fourth Amendment would be at par.

•
The following financial covenants, as defined in the Credit Agreement, were amended and updated: Consolidated Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Capital Expenditures, Minimum Fixed Charge Coverage Ratio, and Minimum Consolidated Net Working Capital.

•	Any actual or potential non-compliance with the applicable provisions of the Credit Agreement were waived.
•	The borrowing under the Credit Agreement continued to be collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable.
•	The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment. We incurred immaterial third party transaction costs which were expensed in the current period.
•	The exit fee was increased from $825,000 to $1,200,000.

The exit fee had been included in the total principal due and treated as an unamortized discount on the debt, which was amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.

On March 26, 2020, the Credit Agreement was amended (the “Fifth Amendment”) to modify the financial covenants for 2020 through the maturity of the Credit Agreement to establish that the covenants would remain at the December 31, 2019 levels and to update the previously agreed-upon definition of certain financial covenants, specifically the amount of Capital Expenditures to be included in the measurement of the covenants.  The Fifth Amendment also provided for the right for the Company to elect to extend the maturity date of the Credit Agreement which was scheduled to mature on January 15, 2021. The Fifth Amendment provided for four quarterly maturity date extensions, which would increase the Exit Fee payable under the Credit Agreement by $250,000 for each quarterly maturity date extension elected, for a total of $1 million increase to the Exit Fee were all four of the maturity date extensions to be elected.  The Company paid EnCap an amendment fee of $100,000 and out-of-pocket costs and expenses in consideration for the Fifth Amendment.

We incurred interest expense in the amount of $2.7 million, $2.2 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, under the Credit Agreement.

On November 24, 2020, upon the closing of the IPO, the Company paid a total of $17.4 million which paid off the Credit Agreement in full including an exit fee of $1.2 million, accrued interest of $138,000, and legal fees of $13,000. As a result, we recognized a loss on debt extinguishment of $138,000 presented as a part of the non-operating expense in the consolidated statements of operations.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes (“Porter Notes”) with affiliated entities of Mr. John R. C. Porter (together referenced as “Porter”).  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, owned 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the “Subordination Agreements”) with Porter and a prior senior lender, in which the Porter Notes were fully subordinated to the financing provided by that senior lender, and payments under the Porter Notes were permitted only if certain conditions are met. According to the original terms of the Porter Notes, the outstanding principal sum bore interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes did not call for amortization payments and were unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes were fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes were permitted only if certain conditions were met. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company’s stockholders’ deficit as of December 31, 2017. All other terms remained in full force and effect. We incurred interest expense in the amount of $319,000, $330,000, and $308,000 for 2020, 2019, and 2018, respectively, on the Porter Notes.

On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.

Note 7. Exchangeable Redeemable Preferred Stock Conversion

Public Preferred Stock
Upon the closing of the IPO, which constituted a qualified initial public offering for the purposes of the terms of the Exchangeable Redeemable Preferred Stock, each issued and outstanding share of Exchangeable Redeemable Preferred Stock automatically was converted (the “ERPS Conversion”) into the right to receive (i) an amount of cash equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.85 and (ii) that number of shares of common stock (valued at the initial offering price to the public) equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.15. No fractional shares of common stock, however, were issued upon an ERPS Conversion Event but, in lieu thereof, the holder was entitled to receive an amount of cash equal to the fair market value of a share of common stock (valued at the initial offering price to the public) at the time of such ERPS Conversion Event multiplied by such fractional amount (rounded to the nearest cent). “ERPS Liquidation Value” means, per each share of Exchangeable Redeemable Preferred Stock, $10 together with all accrued and unpaid dividends (whether or not earned or declared) thereon calculated as of the actual date of an ERPS Conversion Event without interest, which, was approximately $142.3 million as of November 19, 2020. All shares of common stock issued upon an ERPS Conversion were validly issued, fully paid and non-assessable. On November 23, 2020, holders of Exchangeable Redeemable Preferred Stock received $108.9 million in cash and 1.1 million shares of our common stock at $17 per share for a total value of $19.2 million in connection with the ERPS Conversion. The difference in the redemption value of the ERPS and the carrying value has been accounted for as a gain on extinguishment of debt in accordance with ASC 470 and ASC 480.  Approximately $220,000 of costs directly attributable to this redemption were applied against the gain, resulting in a net gain of $14.0 million.

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, had been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2019, was 3,185,586. The Public Preferred Stock was quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing agreements to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock was not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classified these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2019.

We paid dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrued a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and was fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we had accrued $107.4 million as of December 31, 2019. We accrued dividends on the Public Preferred Stock of $3.4 million $3.8 million and $3.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

Note 8. Stockholders' Deficit and Employee Benefit Plan

General
Our authorized capital stock consists of 250,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share. Prior to our Second Amended and Restated Articles of Incorporation, which were effective November 12, 2020, the relative rights, preferences, and limitations of the Class A common stock and the Class B common stock were in all respects identical. The holders of the common stock had one vote for each share of common stock held. Our Second Amended and Restated Articles of Incorporation authorize our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter without stockholder approval to increase or decrease the number of shares of stock that we have authority to issue. On November 12, 2020, we filed Articles of Amendment (the “Articles”) with the State Department of Assessments and Taxation of the State of Maryland, effective as of the same date (the “Effective Time”). The Articles amend the Company’s charter to effect a reverse stock split such that (1) every 1.259446 shares of Class A Common Stock that were issued and outstanding immediately prior to the Effective Time were changed into one issued and outstanding share of Class A Common Stock, and (2) every 1.259446 shares of Class B Common Stock that were issued and outstanding immediately prior to the Effective Time were changed into one issued and outstanding share of Class B Common Stock. Also on November 12, 2020, we filed the Second Articles of Amendment and Restatement (the “Second Amended Articles”) with the State Department of Assessments and Taxation of the State of Maryland, effective as of the same date (the “Effective Time”). The Second Amended Articles amend the Company’s charter to effect a conversion of each share of the Class B Common Stock that were issued and outstanding immediately prior to the Effective Time into one fully paid and nonassessable share of Class A Common Stock. From and after the Effective Time, certificates representing the Class B Common Stock now represent the number of shares of Class A Common Stock in which such Class B Common Stock was converted. Also at the Effective Time, the Class A Common Stock was renamed and redesignated as common stock, par value $0.001 per share, of the Corporation.

As of December 31, 2020, there were 64,625,071 shares of common stock outstanding and no shares of preferred stock outstanding.

Restricted Stock Grants
Since June 2008, we have issued restricted stock to our executive officers, directors and employees. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

In May 2017, we issued grants of 3,972,007 shares to our executive officers and employees.  The shares vest according to the schedule set forth above. There were 3,948,199 shares outstanding at the beginning of 2018, and 43,649 shares were forfeited during 2018.  There were no new grants in 2018. There were 3,904,550 shares outstanding at the beginning of 2019, and 11,904 shares were forfeited during 2019.  There were no new grants in 2019. At the beginning of 2020 there were 3,892,646 shares outstanding and 47,616 were forfeited prior to May 2020, when the remaining 3,845,030 shares became fully vested.  Upon vesting there were no remaining restrictions on these shares and they are able to be sold or disposed of, subject to any lock-up agreements subsequently entered into by certain holders of the shares in connection with the IPO of the Company’s common stock in November 2020.

In May 2020, 79,361 shares were granted. As of December 31, 2020, there were 59,521 shares of restricted stock that remained subject to vesting.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. As of December 31, 2020, the Plan held  2,391,552 shares of Telos common stock. We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee’s eligible annual base salary. Participant contributions vest immediately, and Company contributions vest at the rate of 20% each year, with full vesting occurring after completion of five years of service. Our total contributions to the Plan for 2020, 2019, and 2018 were $998,000, $861,000, and $721,000, respectively.

Additionally, Telos ID sponsors a defined contribution savings plan (the “Telos ID Plan”) under which substantially all full-time employees are eligible to participate. Telos ID matches one-half of employee contributions to the Telos ID Plan up to a maximum of 2% of such employee’s eligible annual base salary. The total 2020, 2019, and 2018 Telos ID contributions to this plan were $179,000, $151,000, and $125,000, respectively.

Note 9.  Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current (benefit) provision
Federal	$—	$25	$(29)
State	(77)	68	(17)
Total current	(77)	93	(46)

Deferred provision (benefit)
Federal	27	88	15
State	4	(285)	62
Total deferred	31	(197)	77
Total (benefit) provision	$(46)	$(104)	$31

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Computed expected income tax provision	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.0	(0.7)	19.0
Change in valuation allowance for deferred tax assets	17.0	(24.7)	(43.5)
Cumulative deferred adjustments	0.7	(1.1)	--
Provision to return adjustments	0.5	1.3	(1.7)
Other permanent differences	1.0	(3.8)	6.1
Dividend and accretion on preferred stock	10.5	(35.8)	45.4
Gain on redemption of preferred stock	(43.3)	—	—
Section 162(m) limitation - covered employees	14.6	(6.9)	5.1
Capitalization of IPO transaction costs	4.4	—	—
FIN 48 liability	0.2	(3.7)	4.2
R&D credit	(12.4)	19.0	(25.2)
Non-controlling interest	(15.9)	40.0	(40.1)
Impact of Tax Act	—	—	11.4
	(0.7)%	4.6%	1.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$78	$185
Allowance for inventory obsolescence and amortization	398	316
Accrued liabilities not currently deductible	2,204	1,649
Accrued compensation	1,161	1,655
Deferred rent	4,387	4,808
Section 163(j) interest limitation	306	804
Goodwill	41,534	—
Net operating loss carryforwards - federal	3,814	2,583
Net operating loss carryforwards - state	1,002	796
Federal tax credit	1,986	1,326
Total gross deferred tax assets	56,870	14,122
Less valuation allowance	(52,198)	(7,206)
Total deferred tax assets, net of valuation allowance	4,672	6,916
Deferred tax liabilities:
Amortization and depreciation	(4,471)	(2,623)
Unbilled accounts receivable, deferred for tax purposes	(853)	(1,611)
Goodwill basis adjustment and amortization	—	(2,886)
Telos ID basis difference	—	(417)
Total deferred tax liabilities	(5,324)	(7,537)
Net deferred tax liabilities	$(652)	$(621)

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Recoveries	Balance End of Period

December 31, 2020	$7,206	$44,992	$--	$52,198
December 31, 2019	$6,652	$554	$--	$7,206
December 31, 2018	$7,219	$--	$(567)	$6,652

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

Beginning January 1, 2018, we are subject to several provisions of the Tax Act including computations under Section 162(m) executive compensation limitation and Section 163(j) interest limitation rules and we have considered the impact of each of these provisions as well as those under the CARES Act in our consolidated financial statements for the years ended  December 31, 2020 and 2019.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2020 and 2019. As a result of a full valuation allowance against our deferred tax assets and liabilities, a deferred tax liability related to goodwill remained on our consolidated balance sheets at December 31, 2020 and 2019.

We recorded deferred tax assets and liabilities related to the purchase of an additional 50% interest in the partnership Telos ID, including a deferred tax asset of $44.9 million for tax-deductible goodwill generated in the transaction.  We also recorded a corresponding valuation allowance against the additional deferred taxes.

At December 31, 2020, for federal income tax purposes there was approximately a $18.2 million net operating loss available to be carried forward to offset future taxable income. Approximately $10.6 million of these net operating loss carryforwards expire between 2035 and 2037, the remaining will be carried forward indefinitely. As of December 31, 2020, there was approximately $2.5 million of research and development credit carryover which begins to expire in 2033. Certain tax attributes of the Company, including net operating losses and credits, would be subject to a limitation should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended, occur. The limitations resulting from a change in ownership could affect the Company’s ability to utilize its tax attributes.  A study was completed in 2020 which confirmed that no limitation applies to the Company's tax attributes as of December 31, 2020.

Under the provisions of ASC 740, we determined that there were approximately $763,000, $714,000, and $649,000 of unrecognized tax benefits as of December 31, 2020, 2019, and 2018, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019, and 2018 were $278,000, $369,000, and $369,000, respectively, of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2020, 2019, and 2018 were $485,000, $345,000, and $280,000, respectively, of tax benefits that, if recognized, would not impact the effective tax rate due to the Company’s valuation allowance.  The Company had accrued interest and penalties related to the unrecognized tax benefits of  $241,000 and $304,000, which were recorded in other liabilities as of December 31, 2020 and 2019, respectively.

We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2017 to 2020, has not been extended beyond the applicable statute of limitations. As of December 31, 2020, the Company is not under examination by any federal or state tax jurisdiction.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Unrecognized tax benefits, beginning of period	$714	$649	$585
(Decrease) increase in prior year tax positions	(104)	1	3
Increase related to current year tax positions	213	101	92
Decrease related to lapse of statutes	(60)	(37)	(31)
Unrecognized tax benefits, end of period	$763	$714	$649

Note 10. Commitments

Leases
We lease office space and equipment under noncancelable operating and finance leases with various expiration dates, some of which contain renewal options.

Operating Leases
We account for leases in accordance with ASC Topic 842, “Leases,” which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the consolidated balance sheets and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements.

In accordance with the adoption of ASC 842 on January 1, 2019, we recorded operating lease ROU assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities which represent our obligation to make lease payments. Generally, we enter into operating lease agreements for facilities. The amount of operating lease liabilities due within 12 months are recorded in other current liabilities, with the remaining operating lease liabilities recorded as non-current liabilities in our consolidated balance sheets based on their contractual due dates. The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms for our operating leases were approximately 2.5 years and 3.5 years at December 31, 2020 and 2019, respectively.  The discount rates for our operating leases were 5.75% at December 31, 2020 and 2019. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in Note 1 – Summary of Significant Accounting Policies.

As of December 31, 2020, operating lease ROU assets were $1.5 million and operating lease liabilities were $1.6 million, of which $0.9 million were classified as noncurrent.

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

On March 28, 2014, we entered into a definitive agreement with an unrelated third party to assign the purchase option to that third party in return for cash consideration of $1.7 million, payable upon the closing of the purchase transaction, and certain obligations under the agreement, including entering into a new 15-year lease with the third party upon the third party’s exercise of the purchase option and purchase of the building from the prior landlord. On March 28, 2014, we provided the prior landlord notice of our assignment and exercise of the purchase option. On May 28, 2014, the third party completed the purchase transaction and the 2013 lease was terminated, with no ongoing obligations, by mutual agreement between us and the prior landlord. On the same day we entered into a new lease (the “2014 lease”) with the third party that expires on May 31, 2029. The 2014 lease was treated as a modification of the prior lease on the property in accordance with ASC 840, and determined to be a capital lease. As a result of the 2014 lease, the corresponding capital asset increased by $5.7 million, resulting in a net book value of the capital asset of $18.3 million and the liability increased by $6.7 million, resulting in a capital obligation of $22.0 million. The weighted average remaining lease terms for finance leases were approximately 8.3 years and 9.3 years at December 31, 2020 and 2019, respectively.  The discount rates for our finance leases were 5.04% at December 31, 2020 and 2019.  In accordance with the 2014 Lease, the basic rent increases by a fixed 2.5% escalation annually.

Future minimum lease commitments at December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$752	$2,097
2022	592	2,149
2023	373	2,202
2024	27	2,258
2025	—	2,314
After 2025	—	8,344
Total minimum lease payments	1,744	19,364
Less imputed interest	(126)	(3,724)
Net present value of minimum lease payments	1,618	15,640
Less current portion	(677)	(1,339)
Long-term lease obligations at December 31, 2020	$941	$14,301

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$724	$597
Short-term lease cost (1)	93	147
Finance lease cost
Amortization of finance lease assets	1,221	1,221
Interest on finance lease liabilities	822	881
Total finance lease cost	2,043	2,102
Total lease costs	$2,860	$2,846
(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$745	$604
Cash flows from operating activities - finance leases	$820	$880
Cash flows from financing activities - finance leases	$1,225	$1,115
Operating lease ROU assets obtained in exchange for operating lease liabilities	$613	$488

Rent expense charged to operations totaled $1.1 million, $1.2 million, and $1.6 million for 2020, 2019, and 2018, respectively.

Warranties
We provide product warranties for products sold through certain U.S. Government contract vehicles. We accrue a warranty liability at the time that we recognize revenue for the estimated costs that may be incurred in connection with providing warranty coverage. Warranties are valued using historical warranty usage trends; however, if actual product failure rates or service delivery costs differ from estimates, revisions to the estimated warranty liability may be required. Accrued warranties were $30,000 as of December 31, 2020 and 2019, and are reported as other current liabilities in the consolidated balance sheets.  There were no activities in accrued warranties for years ended December 31, 2020, 2019, and 2018.

Note 11.  Certain Relationships and Related Transactions

Information concerning certain relationships and related party transactions between us and certain of our current shareholders and officers is set forth below.

The brother of our Chairman and CEO, Emmett J. Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2020, 2019, and 2018 were $1,238,000, $529,000, and $552,000, respectively.  Additionally, Mr. Wood owned 682,502 shares of the Company’s common stock as of December 31, 2020 and 2019.

On March 31, 2015, the Company entered into the Porter Notes. Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, owned 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bore interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes did not call for amortization payments and were unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes were fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes were permitted only if certain conditions were met. All other terms remained in full force and effect. We incurred interest expense in the amount of $319,000, $330,000, and $308,000 for the years ended December 31, 2020, 2019, and 2018, respectively, on the Porter Notes.

On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.

Note 12. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2020
Revenue	$38,980	$48,610	$47,440	$44,887
Gross profit	12,242	17,573	16,562	16,043
(Loss) income before income taxes and non-controlling interest	(1,606)	3,074	2,502	2,825
Net (loss) income attributable to Telos Corporation (1)(2)	(2,244)	266	(200)	3,865
Weighted-average common shares outstanding, basic	38,073	38,583	39,002	50,383
Weighted-average common shares outstanding, diluted	38,073	39,927	39,002	51,288
Basic net (loss) earnings per share	(0.06)	0.01	(0.01)	0.08
Diluted net (loss) earnings per share	(0.06)	0.01	(0.01)	0.08

2019
Revenue	$31,166	$36,048	$45,531	$46,473
Gross profit	8,976	10,015	16,313	17,040
(Loss) income before income taxes and non-controlling interest	(3,137)	(1,974)	3,708	(838)
Net (loss) income attributable to Telos Corporation (1)(3)	(3,413)	(1,741)	2,233	(3,480)
Weighted-average common shares outstanding, basic	37,116	37,642	38,073	38,073
Weighted-average common shares outstanding, diluted	37,116	37,642	39,931	38,073
Basic net (loss) earnings per share	(0.09)	(0.05)	0.06	(0.09)
Diluted net (loss) earnings per share	(0.09)	(0.05)	0.06	(0.09)

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.
(2)	Net income for the second quarter of 2020 is attributable to a change in the mix and timing of Telos ID deliverables.
(3)	Net income for the third quarter of 2019 is attributable to $2.6 million in proprietary software sales which carry lower cost of sales.

Note 13.  Commitments, Contingencies, and Subsequent Events

Financial Condition and Liquidity
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

Upon the closing of our initial public offering, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the ERPS Conversion (see Note 7 – Exchangeable Redeemable Preferred Stock Conversion), $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 2 – Purchase of Telos ID/Non-controlling Interests), $21.0 million to repay our outstanding senior term loan and subordinated debt (see Note 6 – Debt Obligations).  We intend to use the remaining net proceeds for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. However, we do not have agreements, commitments, or plans for any specific acquisitions at this time. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors. Proceeds held by us is invested in short-term investments until needed for the uses described above. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our working capital was $105.2 million and $2.9 million as of December 31, 2020 and 2019, respectively.

Legal Proceedings

Hamot et al. v. Telos Corporation

As previously reported, beginning on August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava Partnership III, L.P. (“Costa Brava”), were involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). Mr. Siegel was a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. The Plaintiffs initially alleged that certain documents and records had not been provided to them promptly and were necessary to fulfill their duties as directors of the Company. Subsequently, Hamot and Siegel further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. John Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. On April 23, 2008, the Company filed a counterclaim against Hamot and Siegel for money damages and preliminary and injunctive relief based upon Hamot and Siegel’s interference with, and improper influence of, the Company’s independent auditors regarding, among other things, a specific accounting treatment.  On June 27, 2008, the Circuit Court granted the Company’s motion for preliminary injunction and enjoined Hamot and Siegel from contacting the Company’s auditors until the completion of the Company’s Form 10-K for the preceding year, which injunction later expired by its own terms. As previously disclosed, trial on Hamot and Siegel’s claims and the Company’s counterclaims took place in July through September 2013, and the Court subsequently issued decisions on the various claims by way of memorandum opinions and orders dated September 11, 2017. Among other rulings, the Court found Hamot and Siegel liable for the intentional tort of tortious interference with the Company’s contractual relationship with one of its auditors and entered a monetary judgment in favor of the Company and against Hamot and Siegel for approximately $278,000. The Company’s subsequent appeal of the amount of damages awarded to it for Hamot and Siegel’s intentional interference was ultimately dismissed by way of the Mandate issued by the Court of Appeals of Maryland on October 11, 2019.

Hamot (and later, his Estate) and Siegel on multiple occasions during this litigation have sought to be indemnified or to be awarded advancement of various attorney’s fees and expenses incurred by them in this litigation.  On October 20, 2020, Hamot’s Estate and Siegel (together the “Plaintiffs”) filed their latest Motion for Indemnification of Legal Fees and Expenses against the Company in the Circuit Court for Baltimore City and a Request for a Hearing.  The Motion demands that the Company indemnify the Plaintiffs for legal fees and expenses incurred in the sum of $2,540,000.  The Company filed an Opposition to the Motion on November 4, 2020. On January 28, 2021, Plaintiffs filed a Motion for Leave to File Amended Motion for Indemnification of Legal Fees and Expenses, which the Company opposed, and which was granted by the Court on February 23, 2021, and briefing of the Amended Motion for Indemnification of Legal Fees and Expenses (“Amended Motion”) continues. A hearing is scheduled before the Court on Plaintiffs’ Amended Motion for Indemnification of Legal Fees and Expenses for May 18, 2021. The Company denies that it has any liability for indemnification to the Plaintiffs and intends to vigorously defend the matter through its opposition to the Amended Motion and further proceedings.

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

Subsequent Events

On January 25, 2021, we filed Form S-8 to register a total of 7,459,913 shares of common stock, par value $0.001 per share, to be issued under the terms and conditions of the 2016 Omnibus Long-Term Incentive Plan approved by the stockholders at a meeting held on October 26, 2020.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 23, 2021, the Board approved the Third Amended and Restated Bylaws of the Company.  The only change was to Article III, Section 11, which transfers the responsibility of determining director compensation from the Audit Committee to the Compensation Committee.  The Compensation Committee is already responsible for reviewing and determining the compensation of the officers and the consolidation of the responsibility for compensation of both officers and directors in the Compensation Committee was done for reasons of efficiency and coordination.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2021 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.     Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 40.

2.     Financial Statement Schedules

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.     Exhibits:

Exhibit Number	Description
3.1	Articles of Amendment of Telos Corporation dated November 12, 2020 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K report on November 16, 2020)
3.2+	Third Amended and Restated Bylaws of Telos Corporation, effective as of March 23, 2021
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
10.21
First Amendment to Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated March 2, 2018 (Incorporated by reference to Exhibit 10.48 filed with the Company’s Form 10-K report for the year ended December 31, 2017)

10.22*
Telos Corporation Senior Officer Incentive Program, Adopted as Revised March 29, 2018 (Incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10-K report for the year ended December 31, 2017)

10.23
Amendment to Financing and Security Agreement Between Telos Corporation and Action Capital Corporation dated August 13, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2018)

10.24
Second Amendment to Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated November 15, 2019 (Incorporated by reference to Exhibit 10.24 filed the Company’s Form 10-K report for the year ended December 31, 2019)

10.25	Membership Interest Purchase Agreement, dated October 5, 2020 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on October 6, 2020)
10.26	Amended Voting and Support Agreement, dated October 19, 2020 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2020)
10.27*	Amendment No. 1 to the 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.4 filed with the Company’s Form S-8 on January 25, 2021)
10.28*	The Company’s Annual Cash Incentive Plan for 2021 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on November 12, 2020)
10.29*
Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Time-Based) (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on February 3, 2021)

10.30*
Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Performance-Based) (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on February 3, 2021)

21+	List of subsidiaries of Telos Corporation
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32+	Certification pursuant to 18 USC Section 1350.

101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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

TELOS CORPORATION
By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2021
John B. Wood
/s/ Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021
Michele Nakazawa
/s/ Bernard C. Bailey	Director	March 25, 2021
Bernard C. Bailey
/s/ David Borland	Director	March 25, 2021
David Borland
/s/ Bonnie Carroll	Director	March 25, 2021
Bonnie Carroll
/s/ Fredrick D. Shaufeld	Director	March 25, 2021
Fredrick D. Shaufeld
/s/ John W. Maluda	Director	March 25, 2021
John W. Maluda, Major Gen., USAF (Ret)