Form 10-Q
period 2021-03-31
TELOS CORP
filed 2021-05-17
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2021

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

As of May 10, 2021, the registrant had outstanding 66,735,389 shares of common stock.

TELOS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Revenue
Services	$52,058	$34,558
Products	3,699	4,422
	55,757	38,980
Costs and expenses
Cost of sales - Services (including $737 stock-based compensation expense)	39,602	24,865
Cost of sales - Products	1,798	1,873
	41,400	26,738
Selling, general and administrative expenses
Sales and marketing (including $1,547 stock-based compensation expense)	3,826	1,592
Research and development (including $461 stock-based compensation expense)	4,061	3,657
General and administrative (including $10,925 stock-based compensation expense)	19,964	6,590
	27,851	11,839
Operating (loss) income	(13,494)	403
Other income (expense)
Other (expense) income	(1,054)	8
Interest expense	(196)	(2,017)
Loss before income taxes	(14,744)	(1,606)
(Provision for) benefit from income taxes (Note 7)	(34)	146
Net loss	(14,778)	(1,460)
Less: Net income attributable to non-controlling interest (Note 2)	–	(784)
Net loss attributable to Telos Corporation	$(14,778)	$(2,244)
Net loss per share attributale to Telos Corporation, basic	$(0.23)	$(0.06)
Net loss per share attributale to Telos Corporation, diluted	$(0.23)	$(0.06)
Weighted-average shares of common stock outstanding, basic	64,625	38,073
Weighted-average shares of common stock outstanding, diluted	64,625	38,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(14,778)	$(1,460)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(32)	(1)
Less: Comprehensive income attributable to non-controlling interest	–	(784)
Comprehensive loss attributable to Telos Corporation	$(14,810)	$(2,245)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$93,761	$106,045
Accounts receivable, net of reserve of $313 and $308, respectively (Note 1)	52,563	30,913
Inventories, net of obsolescence reserve of $852 and $851, respectively (Note 1)	1,887	3,311
Prepaid expenses	3,985	3,059
Deferred program expenses	192	5
Other current assets	778	781
Total current assets	153,166	144,114
Property and equipment, including capitalized software development costs, net of accumulated depreciation of $37,948 and $36,891, respectively	23,863	22,397
Operating lease right-of-use assets (Note 10)	1,305	1,464
Goodwill (Note 3)	14,916	14,916
Other assets	990	926
Total assets	$194,240	$183,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued liabilities (Note 5)	31,765	20,899
Accrued compensation and benefits	7,261	8,474
Contract liabilities (Notes 1 and 5)	6,751	5,654
Finance lease obligations – short-term (Note 10)	1,368	1,339
Operating lease obligations – short-term (Note 10)	660	677
Other current liabilities	3,188	1,903
Total current liabilities	50,993	38,946

Finance lease obligations – long-term (Note 10)	13,951	14,301
Operating lease liabilities – long-term (Note 10)	788	941
Deferred income taxes (Note 7)	661	652
Other liabilities (Note 7)	1,883	1,873
Total liabilities	68,276	56,713

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock	103	103
Additional paid-in capital	284,470	270,800
Accumulated other comprehensive income	12	44
Accumulated deficit	(158,621)	(143,843)
Total stockholders’ equity	125,964	127,104
Total liabilities and stockholders’ equity	$194,240	$183,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(14,778)	$(1,460)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock-based compensation	13,670	–
Dividends from preferred stock recorded as interest expense	–	956
Depreciation and amortization	1,360	1,389
Amortization of debt issuance costs	–	235
Deferred income tax provision	9	10
Other noncash items	5	(1)
Changes in other operating assets and liabilities	(9,584)	614
Cash (used in) provided by operating activities	(9,318)	1,743

Investing activities:
Capitalized software development costs	(2,165)	(1,507)
Purchases of property and equipment	(480)	(210)
Cash used in investing activities	(2,645)	(1,717)

Financing activities:
Payments under finance lease obligations	(321)	(294)
Amendment fee paid to lender	–	(100)
Cash used in financing activities	(321)	(394)

Decrease in cash and cash equivalents	(12,284)	(368)
Cash and cash equivalents, beginning of period	106,045	6,751

Cash and cash equivalents, end of period	$93,761	$6,383

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$196	$739

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2021
Beginning balance	$103	$270,800	$44	$(143,843)	$–	$127,104
Net loss	–	–	–	(14,778)	–	(14,778)
Foreign currency translation loss	–	–	(32)	–	–	(32)
Stock-based compensation	–	13,670	–	–	–	13,670
Ending balance	$103	$284,470	$12	$(158,621)	$–	$125,964
For the Three Months Ended March 31, 2020
Beginning balance	$78	$4,310	$6	$(145,530)	$4,514	$(136,622)
Net (loss) income	–	–	–	(2,244)	784	(1,460)
Foreign currency translation loss	–	–	(1)	–	–	(1)
Ending balance	$78	$4,310	$5	$(147,774)	$5,298	$(138,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  General and Basis of Presentation
Telos Corporation, together with its subsidiaries, (the “Company” or “Telos” or “We”), is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide.  We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We also have a 100% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”), Teloworks, Inc. (“Teloworks”) and Telos APAC Pte. Ltd. (“Telos APAC”).

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

The accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2020 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (‘ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which simplifies the accounting for income taxes. This standard is effective for reporting periods beginning after December 15, 2020, which made this standard effective for us on January 1, 2021. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

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

Contract assets are amounts that are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within accounts receivable, net of reserve on our condensed consolidated balance sheets.

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

We have one reportable segment. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are from U.S. customers as revenue derived from international customers is de minimus. The following tables disclose revenue (in thousands) by customer type and contract type for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Federal	$53,347	$36,092
State & Local, and Commercial	2,410	2,888
Total	$55,757	$38,980

	Three Months Ended
	March 31,
	2021	2020
Firm fixed-price	$49,141	$31,662
Time-and-materials	3,030	3,825
Cost plus fixed fee	3,586	3,493
Total	$55,757	$38,980

The following table discloses accounts receivable and contract assets (in thousands):

	March 31, 2021	December 31, 2020
Billed accounts receivable	$12,382	$12,060
Unbilled receivables	40,494	19,161
Allowance for doubtful accounts	(313)	(308)
Receivables – net	$52,563	$30,913

As of March 31, 2021 and December 31, 2020, we had $126.8 million and $127.7 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 84.2% of our remaining performance obligations as revenue in 2021, an additional 10.3% in 2022, and the balance thereafter.  Revenue recognized for the three months ended March 31, 2021 and 2020 that was included in the contract liabilities balance at the beginning of each reporting period was $2.0 million and $2.4 million, respectively. Contract liabilities were $6.8 million and $5.7 million as of March 31, 2021 and December 31, 2020, respectively.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method.  Substantially all inventories consist of purchased off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory was $2.7 million and $4.2 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.9 million as of March 31, 2021 and December 31, 2020.

Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and ASC Topic 350-40 “Internal Use Software” in so far as our Xacta products being available in various deployment modalities including on premises licenses and cloud-based Software as a Service (“SaaS”). Under both standards, software development costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers or is ready for its intended use, as appropriate.  Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. Software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of March 31, 2021 and December 31, 2020, we capitalized $14.4 million and $12.3 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $0.5 million for each of the three months ended March 31, 2021 and 2020. Accumulated amortization was $5.3 million and $4.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2021 and December 31, 2020. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remains on our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at March 31, 2021 and December 31, 2020.

We follow the provisions of ASC 740 related to accounting for uncertainty in income taxes. The accounting estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our condensed consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next 12 months.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our  three reporting units, CO&D (comprised of Information Assurance / Xacta and Secure Networks), Telos ID, and Secure Communications, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management’s judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore no impairment of goodwill was recorded as of December 31, 2020. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our condensed consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Stock-Based Compensation
Under our 2016 Omnibus Long-Term Incentive Plan (the “2016 LTIP”), we have the ability to award restricted stock units with time-based vesting (“Service-Based RSUs”), and restricted stock units with performance-based vesting (“Performance-Based RSUs”) to senior executives, directors and eligible employees. Under the 2016 LTIP, our Board of Directors or the Compensation Committee of our Board of Directors may establish the performance conditions applicable to the Performance-Based RSUs, including the achievement of certain price targets for our common stock. Upon vesting, Service-Based RSUs and Performance-Based RSUs will be settled in the Company’s common stock.

•
Service-Based RSUs granted to senior executives generally vest in three annual installments from the date of grant, with 30% vesting on the first and second anniversaries and 40% vesting on the third anniversary. Service-Based RSUs granted to eligible employees as an incentive generally vest in equal installments over two to three years from the date of grant. The grant date fair value per share is equal to the closing stock price on the date of grant.

•
Performance-Based RSUs may vest upon the achievement of a defined performance target or at the end of the defined performance period from the date of grant, whichever initially occurs. The grant date fair value per share of these Performance-Based RSUs is equal to the closing stock price on the date of the grant. Performance-Based RSUs may vest upon the achievement of certain price targets for the Company’s common stock over anytime over a three-year period from the date of grant. In order to reflect the substantive characteristics of these market condition award, the Company employs a Monte Carlo simulation valuation model to calculate the grant date fair value and corresponding service period of the award. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such awards based on a large number of possible stock price path scenarios.

We recognize these share-based payment transactions when services from the employees are received and recognize a corresponding increase in additional paid-in capital in our condensed consolidated balance sheets. The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award is recognized ratably over the requisite service period for the entire award, which is the period during which an employee is required to provide service in exchange for an award. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied.  If such performance conditions are not or are no longer considered probable, no compensation expense for these awards is recognized, and any previously recognized expense is reversed. Compensation expense for awards with performance conditions capable of being earned for satisfying the performance condition or as a result of completing a service requirement will be recognized ratably over the requisite service period for the entire award. If the performance condition is achieved prior to the completion of the requisite service period, any unrecognized compensation expense will be recognized in the period the performance condition is achieved. Compensation expense for awards with market conditions is recognized over the derived service period, or sooner, if the market condition is achieved. Previously recognized expense for awards with market conditions will never be reversed even if the market conditions is never achieved. We recognize forfeitures of share-based compensation awards as they occur. Share-based compensation expense is recognized as part of cost of sales and general and administrative expenses in our condensed consolidated statements of operations.

Net Income (Loss) per Share
Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested restricted common stock and warrants.

Potentially dilutive securities not included in the calculation of diluted net earnings (loss) per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended March 31,
	2021	2020
Unvested restricted stock and restricted stock units	3,167	957
Common stock warrants, exercisable at $1.665/sh.	901	901
Total	4,068	1,858

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

Accumulated other comprehensive income included within stockholders’ equity (deficit) consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Cumulative foreign currency translation loss	$(95)	$(63)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$12	$44

Note 2.  Purchase of Telos ID/Non-controlling Interests
On October 5, 2020, we entered into a Membership Interest Purchase Agreement between the Company and Hoya ID Fund A, LLC (“Hoya”) to purchase all of the Class B Units of Telos ID owned by Hoya (the “Telos ID Purchase”). Upon the closing of the Telos ID Purchase, Telos ID became our wholly owned subsidiary. On November 23, 2020, the Telos ID Purchase was consummated with the Company transferring $30.0 million in cash and issuing 7,278,040 shares of our common stock at $20.39 per share (which totals approximately $148.4 million); the total consideration transferred to Hoya was $178.4 million. As part of the common stock issuance, the Company recognized a credit to additional paid-in capital (“APIC”) of $148.4 million. The Company further recognized a debit to APIC of $173.9 million as part of the elimination of Hoya’s non-controlling interest in Telos ID. The net impact to APIC associated with the acquisition of the additional 50% interest in Telos ID was a debit of $25.5 million.

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

On December 24, 2014 (the “Closing Date”), Hoya acquired from the Company an additional ten percent (10%) membership interest in Telos ID in exchange for $5 million (the “2014 Transaction”). In connection with the 2014 Transaction, the Company and Hoya entered into the Second Amended and Restated Operating Agreement (the “Operating Agreement”) governing the business, allocation of profits and losses and management of Telos ID. Under the Operating Agreement, Telos ID was managed by a board of directors comprised of  five (5) members (the “Telos ID Board”). The Company owned 50% of Telos ID, was entitled to receive 50% of the profits of Telos ID, and could appoint three (3) members of the Telos ID Board. Hoya owned 50% of Telos ID, was entitled to receive 50% of the profits of Telos ID, and could appoint two (2) members of the Telos ID Board.

As a result of the 2014 Transaction, each of the member owned 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits, which was $784,000 for the three months ended March 31, 2020. Hoya was the non-controlling interest.

Distributions were made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. Hoya received a final distribution of  $2.4 million in January 2021, which was accrued and presented in accounts payable and other accrued liabilities in the condensed consolidated balance sheets as of December 31, 2020. No distribution was made during the three months ended March 31, 2020.

Note 3.  Goodwill
The goodwill balance was $14.9 million as of March 31, 2021 and December 31, 2020. Goodwill is subject to annual impairment tests and in the intereim if triggering events are present before the annual tests, we will assess impairment. For the three months ended March 31, 2021 and 2020, no impairment charges were taken.

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

As of March 31, 2021 and December 31, 2020, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Liabilities
As of March 31, 2021 and December 31, 2020, the accounts payable and other accrued liabilities consisted of $9.8 million and $14.7 million, respectively, in trade accounts payable and $22.0 million and $6.2 million, respectively, in accrued liabilities.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of March 31, 2021 and December 31, 2020, the contract liabilities primarily related to product support services.

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

All borrowings under the Credit Agreement accrue interest at the rate of 13.0% per annum (the "Accrual Rate"). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company could elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

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

In connection with the Credit Agreement, on January 25, 2017, the Company issued warrants (each, a "Warrant") to the Agent and certain of the Lenders representing in the aggregate the right to purchase in accordance with their terms 900,970 shares of the Class A Common Stock of the Company, no par value per share, which is equivalent to approximately 2.5% of the common equity interests of the Company on a fully diluted basis. The exercise price is $1.665 per share and each Warrant expires on January 25, 2027. The value of the warrants was determined to be de minimis and no value was allocated to them on a relative fair value basis in accounting for the debt instrument.

The Credit Agreement also included an $825,000 exit fee, which was payable upon any repayment or prepayment of the loan. This amount had been included in the total principal due and treated as an unamortized discount on the debt, which would be amortized over the term of the loan, using the effective interest method at a rate of 15.0% at the time of the original loan. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which were amortized over the life of the Credit Agreement.

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

On March 26, 2020, the Credit Agreement was amended (the “Fifth Amendment”) to modify the financial covenants for 2020 through the maturity of the Credit Agreement to establish that the covenants will remain at the December 31, 2020 levels and to update the previously agreed-upon definition of certain financial covenants, specifically the amount of Capital Expenditures to be included in the measurement of the covenants.  The Fifth Amendment also provides for the right for the Company to elect to extend the maturity date of the Credit Agreement which is currently scheduled to mature on January 15, 2021. The Fifth Amendment provides for four quarterly maturity date extensions, which would increase the Exit Fee payable under the Credit Agreement by $250,000 for each quarterly maturity date extension elected, for a total of $1 million increase to the Exit Fee were all four of the maturity date extensions to be elected.  The Company paid EnCap an amendment fee of $100,000 and out-of-pocket costs and expenses in consideration for the Fifth Amendment.

We incurred interest expense in the amount of $0.8 million for the three months ended March 31, 2020, under the Credit Agreement.

On November 24, 2020, upon the closing of the IPO, the Company paid a total of $17.4 million which paid off the Credit Agreement in full including an exit fee of $1.2 million, accrued interest of $138,000, and legal fees of $13,000. On April 19, 2021, we repurchased all the shares and warrants from EnCap for approximately $28.1 million.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes (“Porter Notes”) with affiliated entities of Mr. John R. C. Porter (together referenced as “Porter”). At the time, Mr. Porter and Toxford Corporation, of which Mr. Porter controls as the co-trustee of the trust that is the sole stockholder of Toxford, owned  35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements with Porter and a prior senior lender, in which the Porter Notes were fully subordinated to the financing provided by that senior lender, and payments under the Porter Notes were permitted only if certain conditions were met. According to the original terms of the Porter Notes, the outstanding principal sum bore interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes did not call for amortization payments and were unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes were fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes were permitted only if certain conditions were met. All other terms remained in full force and effect. We incurred interest expense in the amount of $80,000 for the three months ended March 31, 2020, on the Porter Notes. As of March 31, 2020, approximately $1.1 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.

Note 6. Exchangeable Redeemable Preferred Stock Conversion

Public Preferred Stock
Upon the closing of the IPO, which constituted a qualified initial public offering for the purposes of the terms of the Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), each issued and outstanding share of Exchangeable Redeemable Preferred Stock automatically was converted (the “ERPS Conversion”) into the right to receive (i) an amount of cash equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.85 and (ii) that number of shares of common stock (valued at the initial offering price to the public) equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.15. No fractional shares of common stock, however, were issued upon the ERPS Conversion but, in lieu thereof, the holder was entitled to receive an amount of cash equal to the fair market value of a share of common stock (valued at the initial offering price to the public) at the time of the ERPS Conversion multiplied by such fractional amount (rounded to the nearest cent). “ERPS Liquidation Value” means, per each share of Public Preferred Stock, $10 together with all accrued and unpaid dividends (whether or not earned or declared) thereon calculated as of the actual date of the ERPS Conversion without interest, which, was approximately $142.3 million as of November 19, 2020. All shares of common stock issued upon an ERPS Conversion were validly issued, fully paid and non-assessable. On November 23, 2020, holders of the Public Preferred Stock received $108.9 million in cash and 1.1 million shares of our common stock at $17 per share for a total value of $19.2 million in connection with the ERPS Conversion. The difference in the redemption value of the ERPS and the carrying value has been accounted for as a gain on extinguishment of debt in accordance with ASC 470 and ASC 480.  Approximately $220,000 of costs directly attributable to this redemption were applied against the gain, resulting in a net gain of $14.0 million.

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, had been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2021 and December 31, 2020 was 3,185,586.

We paid dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrued a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and was fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. We accrued dividends on the Public Preferred Stock of $1.0 million for the three months ended March 31, 2020, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. We recorded an approximately $34,000 income tax provision and $146,000 income tax benefit for the three months ended March 31, 2021 and 2020, respectively.  For the three months ended March 31, 2021 and 2020, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income or loss for both periods.

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

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2021 and December 31, 2020. As a result of a full valuation allowance against our deferred tax assets and liabilities, a deferred tax liability related to goodwill of $661,000 and $652,000 remained on our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively.

Under the provisions of ASC 740, we determined that there were approximately $835,000 and $763,000 of gross unrecognized tax benefits as of March 31, 2021 and December 31, 2020, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2021 and December 31, 2020 were $278,000 of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of March 31, 2021 and December 31, 2020 were $556,000 and $485,000, respectively, of tax benefits that, if recognized, would not impact the effective tax rate due to the Company’s valuation allowance.  The Company had accrued interest and penalties related to the unrecognized tax benefits of $246,000 and $241,000, which were recorded in other liabilities as of March 31, 2021 and December 31, 2020, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

Note 8.  Commitments and Contingencies

Financial Condition and Liquidity
Upon the closing of the IPO, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the ERPS Conversion (see Note 6 – Exchangeable Redeemable Preferred Stock Conversion), $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 2 – Purchase of Telos ID/Non-controlling Interests), $21.0 million to repay our outstanding senior term loan and subordinated debt (see Note 5 – Current Liabilities and Debt Obligations).  We intend to use the remaining net proceeds for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors. Proceeds held by us is invested in short-term investments until needed for the uses described above. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our working capital was $102.2 million and $105.2 million as of March 31, 2021 and December 31, 2020, respectively.

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

Hamot (and later, his Estate) and Siegel on multiple occasions during this litigation have sought to be indemnified or to be awarded advancement of various attorney’s fees and expenses incurred by them in this litigation.  On October 20, 2020, Hamot’s Estate and Siegel (together the “Plaintiffs”) filed a Motion for Indemnification of Legal Fees and Expenses against the Company in the Circuit Court for Baltimore City and a Request for a Hearing and on January 28, 2021, Plaintiffs amended their motion by the filing of a Motion for Leave to File Amended Motion for Indemnification of Legal Fees and Expenses (“Amended Motion”).  The Amended Motion demanded that the Company indemnify the Plaintiffs for legal fees and expenses incurred in the sum of  $2,540,000 plus the costs incurred in obtaining indemnification.  The Company opposed the motions, and a hearing on the Amended Motion was scheduled for May 18, 2021.

On May 5, 2021, the Company, Plaintiffs and Costa Brava entered into a settlement agreement, which included a mutual general release, fully and finally settling the indemnification claim in exchange for the payment of a specified amount on or before May 19, 2021.  This settlement concludes all open matters or disputes between the Company and Messrs. Hamot (or his estate) and Siegel, as well as Costa Brava. We recorded an accrual of $1.0 million in other expense on our condensed consolidated statements of operations related to this settlement.

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

Subsequent Events
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including a secondary public offering of 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.5 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $28.1 million of the net proceeds to repurchase all the shares and warrants owned by EnCap.

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $218,000 and $173,000 for the three months ended March 31, 2021 and 2020, respectively. Additionally, Mr. Wood owned 682,502 shares of the Company’s common stock as of March 31, 2021 and December 31, 2020.

On March 31, 2015, the Company entered into the Porter Notes. At that time, Mr. Porter and Toxford Corporation, of which Mr. Porter controls as the co-trustee of the trust that is the sole stockholder of Toxford, owned 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the original terms of the Porter Notes, the outstanding principal sum bore interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes did not call for amortization payments and were unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes were fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes were permitted only if certain conditions were met. All other terms remained in full force and effect. We incurred interest expense in the amount of $87,000 for the three months ended March 31, 2020, respectively, on the Porter Notes. As of March 31, 2020, approximately $1.1 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.

On February 8, 2021, we hired Ms. Donna Hill, as Director, Human Resources, reporting directly to Ms. Nakazawa, CFO of the Company.  Ms. Hill is the sister of Mr. Edward Williams, COO of the Company.

Note 10.  Leases
We account for leases in accordance with ASC Topic 842, “Leases,” which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements.

In accordance with the adoption of ASC 842 on January 1, 2019, we recorded operating lease ROU assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities which represent our obligation to make lease payments. Generally, we enter into operating lease agreements for facilities. Finance lease assets are recorded within property and equipment, net of accumulated depreciation. The amount of operating lease liabilities due within 12 months are recorded in other current liabilities, with the remaining operating lease liabilities recorded as non-current liabilities in our condensed consolidated balance sheets based on their contractual due dates. Finance lease liabilities are classified according to contractual due dates.
The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 2.3 years and 5.75% and for our finance leases were approximately 8.1 years and 5.04% at March 31, 2021. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our Annual Report on Form 10‑K for the year ended December 31, 2020.
As of March 31, 2021, operating lease ROU assets were $1.3 million and operating lease liabilities were $1.4 million, of which $0.8 million were classified as noncurrent.

Future minimum lease commitments at March 31, 2021 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2021 (excluding the three months ended March 31, 2021)	$559	$1,580
2022	592	2,149
2023	373	2,203
2024	27	2,257
2025	–	2,314
After 2025	–	8,343
Total lease payments	1,551	18,847
Less imputed interest	(103)	(3,528)
Total	$1,448	$15,319

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$182	$177
Short-term lease cost (1)	4	18
Finance lease cost
Amortization of right-of-use assets	305	305
Interest on lease liabilities	196	211
Total finance lease cost	501	516
Total lease costs	$687	$711
(1)  Leases that have terms of 12 months or less

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$194	$184
Cash flows from operating activities - finance leases	196	211
Cash flows from financing activities - finance leases	321	294
Operating lease right-of-use assets obtained in exchange for lease obligations	160	145

Note 11 – Stock-Based Compensation

During January 2021, the Company amended the 2016 LTIP increasing the total number of shares available for issuance to  9,400,000 from 4,500,000 and extended the term to September 30, 2030. Our 2016 LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and dividend equivalent rights to our senior executives, directors, employees, and other service providers. Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, generally two to three years years and stock options granted under the 2016 LTIP expire no more than ten years after the date of grant. Approximately 6.2 million shares of our common stock were reserved for future grants as of March 31, 2021 under the 2016 LTIP.

Restrict Stock Awards and Restricted Stock Unit (collectively “RSU”) Activity
During the first quarter of 2021, a number of RSUs were granted to our senior executives, directors and employees.

Service-Based RSU Awards
A summary of the awards of Service-Based RSUs that vest upon the completion of a service requirement are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested Balance - December 31, 2020	59,521	$0.18	2.4	$2,000
Granted	2,674,863	36.56	–	–
Vested	–	–	–	–
Forfeited	(5,900)	36.63	–	–
Unvested Balance - March 31, 2021	2,728,484	$35.76	1.9	$103,500

We recognized an expense of $7.7 million related to share-based compensation expense for Service-Based RSUs capable of being earned for completing a service requirement during the three months ended March 31, 2021. For comparative period ended March 31, 2020, we recorded immaterial share-based compensation expense. As of March 31, 2021, there was approximately $89.9 million of unrecognized stock-based compensation expense related to Service-Based RSUs, and this unrecognized expense is expected to be recognized over a weighted-average period of 1.9 years on a straight-line basis.

Performance-Based RSU Awards

A summary of the awards of Performance-Based RSUs that vest upon the attainment of certain price targets of the Company’s common stock are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested Balance - December 31, 2020	–	$–	–	$–
Granted	438,403	30.84	–	–
Vested	–	–	–	–
Forfeited	–	–	–	–
Unvested Balance - March 31, 2021	438,403	$30.84	0.2	$16,600

On January 28, 2021 the Company granted certain senior executives awards of Performance-Based RSUs that could settle in  438,403 shares of our common stock. The awards will vest only if, during the three-year period from the date of grant, (a) the Company’s common stock, as listed on the Nasdaq Global Market, trades at or above $42.40 per share (the “Target Price”) for 20 of 30 consecutive trading days or (b) the weighted average of the per share price of the Company’s common stock over any 30 consecutive trading days is at least equal to the Target Price.

For these Performance-Based RSUs containing market conditions, the conditions are required to be considered when calculating the grant date fair value. In order to reflect the substantive characteristics of these awards, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such awards. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such Performance-Based RSUs based on a large number of possible stock price path scenarios. Our key assumptions include a performance period of 2.92 years, expected volatility of 57.4%, and a risk-free rate of 0.18%. As the Company recently completed its IPO in November 2020, expected volatility was based on the average historical stock price volatility of comparable publicly-traded companies over the performance period. The risk-free rate is based on the U.S. treasury zero-coupon issues in effect at the time of grant over the performance period. Expense for these awards is recognized over the derived service period as determined through the Monte Carlo simulation model. The fair value at grant date and derived service periods calculated for these market condition Performance-Based RSUs were $30.84 and 0.38 years, respectively.

We recognized an expense of $6.0 million related to share-based compensation expense for these awards of Performance-Based RSUs during the three months ended March 31, 2021. As of March 31, 2021, there was approximately $7.5 million of unrecognized stock-based compensation expense related to these Performance-Based RSUs, and this unrecognized expense is expected to be recognized over a weighted-average period of 2.4 months on a straight-line basis.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
 This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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
o
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

o
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

Consolidated Results of Operations (Unaudited)
The accompanying condensed consolidated financial statements include the accounts of Telos Corporation and its subsidiaries including Ubiquity.com, Inc., Xacta Corporation, Telos Identity Management Solutions, LLC, Teloworks, Inc., and Telos APAC Pte. Ltd., all of whose issued and outstanding share capital is owned by Telos Corporation (collectively, the “Company” or “Telos” or “We”). All intercompany transactions have been eliminated in consolidation.

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

U.S. Government appropriations have been and continue to be affected by larger U.S. Government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”), which established specific limits on annual appropriations for fiscal years 2012-2021. These limits were subsequently amended several times. With the expiration of the BCA at the end of FY 2021, there are no statutory limits in place for FY 2022 to guide federal spending negotiations and decisions.

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

In fiscal years 2020 and 2021, the COVID-19 pandemic and associated economic dislocation in the United States has resulted in an overwhelming federal response, including enactment of multiple massive and comprehensive emergency appropriations and economic stimulus measures. These were in addition to annual appropriations legislation for FY 2021, which was not enacted into law until late December 2020, nearly three months after the beginning of the fiscal year, during which time the government once again operated under a series of Continuing Resolutions which strictly limited new spending initiatives. These enormous emergency spending packages and their resulting increases in the budget deficit will necessarily factor into future federal budget planning and spending decisions, which will affect to an unknown degree the government contracts that we hold and the federal procurements that we would otherwise compete for.

While a detailed FY 2022 budget proposal has not been released, on April 9, 2021, the White House released an outline of President Biden’s discretionary budget request, with topline numbers to help Congress begin the annual appropriations process. The President’s budget proposes $715 billion in base spending for the Department of Defense (“DoD”) in FY 2022, which the Office of Management and Budget described as an $11.3 billion (1.6 percent) increase above the FY 2021 enacted level of $703.7 billion. However, this requested base defense budget also now includes wartime spending which was formerly provided in a separate account for Overseas Contingency Operations. Moreover, congressional support for the President’s proposed level of defense spending is uncertain, as there are some in Congress who are advocating large cuts to the defense budget, as well as others who are calling for much greater increases in military spending.

Should Congress and the White House be unable to make sufficient progress on the FY 2022 budget and enact appropriations legislation prior to the beginning of the new fiscal year on October 1, 2021, the DoD and other federal departments and agencies will likely again be funded for an unknown period of time under a Continuing Resolution, which would restrict new spending initiatives.

Despite the pandemic’s resultant massive shift to teleworking by federal employees and contractors, the government has successfully maintained continuity of services as has Telos.  With much of the business of government continuing to be conducted remotely through use of information technology systems, now and in the future, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.

The principal elements of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(unaudited)

Revenue	100.0%	100.0%
Cost of sales	74.3	68.6
Selling, general and administrative expenses	49.9	30.4
Operating (loss) income	(24.2)	1.0
Other expense	(1.9)	----
Interest expense	(0.4)	(5.1)
Loss before income taxes	(26.5)	(4.1)
Benefit from income taxes	----	0.4
Net loss	(26.5)	(3.7)
Less: Net income attributable to non-controlling interest	----	(2.0)
Net loss attributable to Telos Corporation	(26.5)%	(5.7)%

Revenue increased by 43.0% to $55.8 million for the first quarter of 2021, from $39.0 million for the same period in 2020. Security Solutions revenue was $22.9 million and $27.3 million for the first quarter of 2021 and 2020, respectively. This decrease of approximately 16.1% was driven primarily by a decrease of $5.3 million in sales of offerings in Telos ID on the contract with the U.S. Census Bureau as the contract ramps down, offset by various increases in Information Assurance and Secure Communications offerings. Secure Networks revenue was $32.9 million and $11.7 million for the first quarter of 2021 and 2020, respectively. This increase of approximately 181.2% resulted from various contracts with the DoD, primarily in our Secure Mobility Solutions offerings. Due to the various solutions offerings within the business groups, sales may vary from period to period according to the solution mix and timing of deliverables for a particular period.

Cost of sales increased by 54.8% to $41.4 million for the first quarter of 2021, from $26.7 million for the same period in 2020 as a result of increases in revenue. Cost of sales for Security Solutions decreased to $13.6 million (inclusive of $660,000 of stock-based compensation) for the first quarter of 2021 from $17.2 million for the same period in 2020 (which had no stock-based compensation), which translates as a decrease in the cost of sales as a percentage of revenue to 59.4% from 63.0%, due to a change in the mix and nature of the programs. Cost of sales for Secure Networks increased to $27.8 million (inclusive of $77,000 of stock-based compensation) for the first quarter of 2021 from $9.5 million for the same period in 2020 (which had no stock-based compensation),  which translates as an increase in the cost of sales as a percentage of revenue to 84.5% from 81.2%.

Gross profit increased by 17.3% to $14.4 million for the first quarter of 2021 from $12.3 million for the same period in 2020. Gross profit for Security Solutions decreased to $9.3 million for the first quarter of 2021 from $10.1 million for the same period in 2020. Gross profit for Secure Networks increased to $5.1 million for the first quarter of 2021 from $2.2 million for the same period in 2020. Gross margin decreased to 25.7% for the first quarter of 2021 from 31.4% for the same period in 2020, due to stock-based compensation and various changes in the mix of contracts in all business lines as discussed above. Gross margin for Security Solutions increased to 40.6% for the first quarter of 2021 from 37.0% for the same period in 2020. Gross margin for Secure Networks decreased to 15.5% for the first quarter of 2021 from 18.8% for the same period in 2020.

Selling, general, and administrative (“SG&A”) expense increased by 135.2% to $27.9 million for the first quarter of 2021, from $11.8 million for the same period in 2020, primarily attributable to increases in stock-based compensation of $12.9 million, labor costs of $2.2 million, outside services of $0.8 million, insurance costs of $0.3 million, legal costs of $0.2 million, and trade shows costs of $0.2 million, offset by the capitalization of software development costs of $0.7 million.

Operating loss was $13.5 million for the first quarter of 2021, compared to $0.4 million operating income for the same period in 2020, due primarily to the stock-based compensation related to the RSUs granted in the first quarter of 2021.

Other expense of $1.1 million for the first quarter of 2021 was attributable to an accrual for a litigation settlement agreement.

Interest expense decreased by 90.3% to $0.2 million for the first quarter of 2021, from $2.0 million for the same period in 2020, primarily due to the payoff of the EnCap senior term loan, subordinated debt, and redemption of public preferred stock upon the closing of our initial public offering (“IPO”) in November 2020.

Income tax provision was $34,000 for the first quarter of 2021, compared to $146,000 income tax benefit for the same period in 2020, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter plus discreet tax items, based on our expectation of pretax income for the fiscal year.

Net loss attributable to Telos Corporation was $14.8 million for the first quarter of 2021, compared to $2.2 million for the same period in 2020, primarily attributable to the stock-based compensation recorded in the first quarter of 2021 as mentioned above.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the non-GAAP financial measures of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.

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

Enterprise EBITDA and Adjusted EBITDA
Both Enterprise EBITDA and Adjusted EBITDA are supplemental measures of operating performance that are not made under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss) as determined by GAAP. We define Enterprise EBITDA as net income (loss) attributable to Telos Corporation, adjusted for net income attributable to non-controlling interest, non-operating expense (income), interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as Enterprise EBITDA, adjusted for transaction gains/losses/expenses related to our IPO and stock-based compensation expense.

A reconciliation of Enterprise EBITDA and Adjusted EBITDA to net income (loss) attributable to Telos Corporation, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020
Net loss attributable to Telos Corporation	$(14,778)	$(2,244)
Adjustments:
Net income attributable to non-controlling interest	----	784
Non-operating expense (income)	1,054	(8)
Interest expense	196	2,017
Provision for (benefit from) income taxes	34	(146)
Depreciation and amortization	1,360	1,389
Enterprise EBITDA	(12,134)	1,792
Stock-based compensation expense	13,670	----
Adjusted EBITDA	$1,536	$1,792

Adjusted Net Income (Loss) and Adjusted EPS
The adjusted measures of Net Income (Loss) and Diluted EPS, (defined as “Adjusted Net Income (Loss)” and “Adjusted EPS”, respectively) are supplemental measures of operating performance that are not made under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss) as determined by GAAP. We define Adjusted Net Income (Loss) as net income (loss) attributable to Telos Corporation, adjusted for non-operating expense (income) and stock-based compensation expense. We define Adjusted EPS as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding for the period.

A reconciliation of Adjusted Net Loss and Adjusted EPS to net loss attributable to Telos Corporation, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Net Loss Attributable to Telos Corporation	Diluted Earnings Per Share	Net Loss Attributable to Telos Corporation	Diluted Earnings Per Share
	(in thousands)		(in thousands)
Reported GAAP measure	$(14,778)	$(0.23)	$(2,244)	$(0.06)
Adjustments:
Non-operating expense (income)	1,054	0.02	(8)	----
Stock-based compensation expense	13,670	0.21	----	----
Adjusted non-GAAP measure	$(54)	$0.00	$(2,252)	$(0.06)
Weighted-average shares of common stock outstanding	64,625		38,073

Each of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS differently than we do, which limits its usefulness as a comparative measure. Because of these limitations, neither Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) nor Adjusted EPS should be considered as a replacement for net income (loss) or earnings per share, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Liquidity and Capital Resources
Upon the closing of our IPO, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the ERPS Conversion (see Note 6 – Exchangeable Redeemable Preferred Stock Conversion), $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 2 – Purchase of Telos ID/Non-controlling Interests), $21.0 million to repay our outstanding senior term loan and subordinated debt (see Note 5 – Current Liabilities and Debt Obligations).  We intend to use the remaining net proceeds for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors. Proceeds held by us are invested in short-term investments until needed for the uses described above. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including a secondary public offering of 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.5 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $28.1 million of the net proceeds to repurchase all the shares and warrants owned by EnCap.

Our working capital was $102.2 million and $105.2 million as of March 31, 2021 and December 31, 2020, respectively. Although no assurances can be given, we expect that funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash used in operating activities was $9.3 million for the three months ended March 31, 2021, compared to cash provided by operating activities of $1.7 million for the same period in 2020. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $14.8 million for the three months ended March 31, 2021, compared to $1.5 million for the three months ended March 31, 2020.

Cash used in investing activities was approximately $2.6 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively, due primarily to the capitalization of software development costs of $2.2 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively, and the purchase of property and equipment.

Cash used in financing activities was $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, primarily attributable to payments under finance leases for both periods and an amendment fee paid to lender for the three months ended March 31, 2020.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
During the three months ended March 31, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 25, 2021.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021 was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended March 31, 2021 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
On May 14, 2021, our Board of Directors terminated the Telos ID Sale Bonus Plan (“Telos ID Plan”). The purpose of the Telos ID Plan was to provide a long-term incentive program to motivate key executives of Telos ID to participate in the value creation of Telos ID and enjoy the benefits of participation in future increases in the value of Telos ID and its underlying assets.
Prior to the IPO, we had a 50% ownership interest in Telos ID. Participants in the Telos ID Plan were entitled to a payment upon the transfer for value of all of the Company’s ownership interest in Telos ID or upon the occurrence of a “Sale” (as defined in the Telos ID Plan) of Telos ID if the value of Telos ID at the time of such transaction was at least $50 million. Upon a transfer of our ownership interest, the bonuses payable under the Telos ID Plan would have equaled 2.5% of the value of Telos ID (as defined by the Telos ID Plan) up to $85 million, plus 4% of the of the value of Telos ID in excess of $85 million. Upon a Sale, the bonuses payable would have amounted to 5% of the proceeds up to $85 million, plus 8% of the proceeds in excess of $85 million. If the Sale occurred after the transfer of ownership, the bonuses payable would have been 5% of the proceeds up to $85 million, plus 8% of the proceeds in excess of $85 million, less any bonuses already paid as part of any prior transfer of Telos’ ownership interests. The total bonuses payable upon a transfer of interest or Sale would have been allocated as follows: (i) 50% of the total to the President of Telos ID; and (ii) 50% to other participants as determined by the President of Telos ID. Both of these allocations would have been subject to approval by the Chairman of our Board of Directors.
In connection with the IPO, we purchased the 50% ownership interest in Telos ID that we did not already own.  As a result of our ownership of 100% of Telos ID, the Board of Directors decided to terminate the Telos ID Plan.  Employees of Telos ID who would have been eligible to participate in the Telos ID Plan, including the President of Telos ID, participate in the Telos Corporation 2016 Omnibus Long-Term Incentive Plan.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1*	Forms of Indemnification Agreement between the Company and 16 of its directors and executive officers
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
*   filed herewith
** in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)