Form 10-Q
period 2021-06-30
TELOS CORP
filed 2021-08-16
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of August 9, 2021, the registrant had outstanding 66,755,230 shares of common stock.

TELOS CORPORATION

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Services	$47,618	$45,486	$99,676	$80,044
Products	4,941	3,124	8,641	7,545
	52,559	48,610	108,317	87,589
Costs and expenses
Cost of sales - Services	29,501	29,378	69,103	54,243
Cost of sales - Products	2,501	1,659	4,299	3,531
	32,002	31,037	73,402	57,774
Selling, general and administrative expenses
Sales and marketing	5,043	1,473	8,869	3,065
Research and development	5,327	3,815	9,388	7,472
General and administrative	28,743	7,219	48,708	13,809
	39,113	12,507	66,965	24,346
Operating (loss) income	(18,556)	5,066	(32,050)	5,469
Other income (expense)
Other income (expense)	32	4	(1,022)	12
Interest expense	(192)	(1,996)	(388)	(4,013)
(Loss) income before income taxes	(18,716)	3,074	(33,460)	1,468
(Provision for) benefit from income taxes	(13)	(2)	(47)	144
Net (loss) income	(18,729)	3,072	(33,507)	1,612
Less: Net income attributable to non-controlling interest	—	(2,806)	—	(3,590)
Net (loss) income attributable to Telos Corporation	$(18,729)	$266	$(33,507)	$(1,978)
Net (loss) income per share attributable to Telos Corporation, basic	$(0.28)	$0.01	$(0.51)	$(0.05)
Net (loss) income per share attributable to Telos Corporation, diluted	$(0.28)	$0.01	$(0.51)	$(0.05)
Weighted-average shares of common stock outstanding, basic	66,616	38,583	65,621	38,328
Weighted-average shares of common stock outstanding, diluted	66,616	39,927	65,621	38,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(18,729)	$3,072	$(33,507)	$1,612
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	2	(27)	1
Less: Comprehensive income attributable to non-controlling interest	—	(2,806)	—	(3,590)
Comprehensive (loss) income attributable to Telos Corporation	$(18,724)	$268	$(33,534)	$(1,977)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$130,996	$106,045
Accounts receivable, net of reserve of $122 and $308, respectively	39,412	30,913
Inventories, net of obsolescence reserve of $865 and $851, respectively	1,784	3,311
Prepaid expenses	5,451	3,059
Other current assets	760	786
Total current assets	178,403	144,114
Property and equipment, including capitalized software development costs, net of accumulated depreciation and amortization of $38,867 and $36,891, respectively	24,725	22,397
Operating lease right-of-use assets	1,168	1,464
Goodwill	14,916	14,916
Other assets	882	926
Total assets	$220,094	$183,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$21,036	$20,899
Accrued compensation and benefits	7,811	8,474
Contract liabilities	5,925	5,654
Finance lease obligations – short-term	1,399	1,339
Operating lease obligations – short-term	656	677
Other current liabilities	1,831	1,903
Total current liabilities	38,658	38,946

Finance lease obligations – long-term	13,591	14,301
Operating lease liabilities – long-term	642	941
Deferred income taxes	670	652
Other liabilities	1,833	1,873
Total liabilities	55,394	56,713

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 66,755,230 shares and 64,625,071 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	105	103
Additional paid-in capital	341,928	270,800
Accumulated other comprehensive income	17	44
Accumulated deficit	(177,350)	(143,843)
Total stockholders’ equity	164,700	127,104
Total liabilities and stockholders’ equity	$220,094	$183,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net (loss) income	$(33,507)	$1,612
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Stock-based compensation	35,006	—
Dividends from preferred stock recorded as interest expense	—	1,911
Depreciation and amortization	2,764	2,734
Amortization of debt issuance costs	—	453
Deferred income tax provision	18	19
Loss on disposal of fixed assets	5	—
Other noncash items	(2)	(17)
Changes in other operating assets and liabilities	(10,074)	(5,873)
Cash (used in) provided by operating activities	(5,790)	839

Investing activities:
Capitalized software development costs	(3,663)	(3,159)
Purchases of property and equipment	(1,070)	(332)
Cash used in investing activities	(4,733)	(3,491)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	64,269	—
Repurchase of outstanding warrants	(26,894)	—
Repurchase of common stock	(1,251)	—
Payments under finance lease obligations	(650)	(594)
Amendment fee paid to lender	—	(100)
Distributions to Telos ID Class B member - non-controlling interest	—	(1,000)
Cash provided by (used in) financing activities	35,474	(1,694)

Increase (decrease) in cash and cash equivalents	24,951	(4,346)
Cash and cash equivalents, beginning of period	106,045	6,751

Cash and cash equivalents, end of period	$130,996	$2,405

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$388	$1,474
Income taxes	$54	$50

Noncash:
Dividends from preferred stock recorded as interest expense	$—	$1,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
For the Three Months Ended June 30, 2021
Beginning balance	$103	$284,470	$12	$(158,621)	$—	$125,964
Net loss	—	—	—	(18,729)	—	(18,729)
Issuance of common stock	2	64,267	—	—	—	64,269
Foreign currency translation gain	—	—	5	—	—	5
Stock-based compensation	—	21,336	—	—	—	21,336
Repurchase of outstanding warrants	—	(26,894)	—	—	—	(26,894)
Repurchase of common stock	—	(1,251)	—	—	—	(1,251)
Ending balance	$105	$341,928	$17	$(177,350)	$—	$164,700
For the Three Months Ended June 30, 2020
Beginning balance	$78	$4,310	$5	$(147,774)	$5,298	$(138,083)
Net income	—	—	—	266	2,806	3,072
Foreign currency translation gain	—	—	2	—	—	2
Distributions	—	—	—	—	(1,000)	(1,000)
Ending balance	$78	$4,310	$7	$(147,508)	$7,104	$(136,009)
For the Six Months Ended June 30, 2021
Beginning balance	$103	$270,800	$44	$(143,843)	$—	$127,104
Net loss	—	—	—	(33,507)	—	(33,507)
Issuance of common stock	2	64,267	—	—	—	64,269
Foreign currency translation loss	—	—	(27)	—	—	(27)
Stock-based compensation	—	35,006	—	—	—	35,006
Repurchase of outstanding warrants	—	(26,894)	—	—	—	(26,894)
Repurchase of common stock	—	(1,251)	—	—	—	(1,251)
Ending balance	$105	$341,928	$17	$(177,350)	$—	$164,700
For the Six Months Ended June 30, 2020
Beginning balance	$78	$4,310	$6	$(145,530)	$4,514	$(136,622)
Net (loss) income	—	—	—	(1,978)	3,590	1,612
Foreign currency translation gain	—	—	1	—	—	1
Distributions	—	—	—	—	(1,000)	(1,000)
Ending balance	$78	$4,310	$7	$(147,508)	$7,104	$(136,009)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.  General and Basis of Presentation

Organization

Telos Corporation, together with its subsidiaries (collectively, the "Company", "we", "our" or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organization.   We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We also have a 100% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”), Teloworks, Inc. (“Teloworks”) and Telos APAC Pte. Ltd. (“Telos APAC”).
On November 12, 2020, we amended our charter to effect an approximate 0.794-for-1 reverse stock split with respect to our common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.
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
Public Offerings of Common Stock
On November 19, 2020, we completed our initial public offering ("IPO") of shares of our common stock. We issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million.  We used approximately $108.9 million of the net proceeds in connection with the conversion of our outstanding shares of Exchangeable Redeemable Preferred Stock into the right to receive cash and shares of our common stock, $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID, and $21.0 million to repay our outstanding senior term loan and subordinated debt.  We intend to use the remaining net proceeds for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors.

On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock held by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million for the warrants to purchase 900,970 shares of our common stock owned by certain affiliates of Enlightenment Capital Solutions ("EnCap"). We intend to use the remaining net proceeds for general corporate purposes, including working capital, sales and marketing activities, research and development, general and administrative matters and capital expenditures.

Principles of Consolidation and Reporting

The accompanying condensed consolidated financial statements include the accounts of Telos and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2020 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update ("ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. This standard is effective for reporting periods beginning after December 15, 2020, which made this standard effective for us on January 1, 2021. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period.  Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price.

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
We have one reportable segment. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are from U.S. customers as revenue derived from international customers is not currently meaningful. The following tables disclose revenue (in thousands) by customer type and contract type for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal	$50,047	$46,877	$103,395	$82,968
State & Local, and Commercial	2,512	1,733	4,922	4,621
Total	$52,559	$48,610	$108,317	$87,589

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Firm fixed-price	$45,257	$41,935	$94,398	$73,596
Time-and-materials	3,059	3,637	6,089	7,462
Cost plus fixed fee	4,243	3,038	7,830	6,531
Total	$52,559	$48,610	$108,317	$87,589

The following table discloses accounts receivable and contract assets (in thousands):

	June 30, 2021	December 31, 2020
Billed accounts receivable	$12,088	$12,060
Unbilled receivables	27,446	19,161
Allowance for doubtful accounts	(122)	(308)
Receivables – net	$39,412	$30,913
As of June 30, 2021 and December 31, 2020, we had $152.7 million and $127.7 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 68.9% of our remaining performance obligations as revenue in 2021, an additional 26.6% in 2022, and the balance thereafter.  Revenue recognized for the three and six months ended June 30, 2021 that was included in the contract liabilities balance at the beginning of each reporting period was $1.2 million and $3.2 million, respectively. Revenue recognized for the three and six months ended June 30, 2020 that was included in the contract liabilities balance at the beginning of each reporting period was $1.1 million and $3.5 million, respectively. Contract liabilities were $5.9 million and $5.7 million as of June 30, 2021 and December 31, 2020, respectively.
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
Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method. Substantially all inventories consist of purchased off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsaleable inventory is provided for all other inventories. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory was $2.6 million and $4.2 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.9 million as of June 30, 2021 and December 31, 2020.
Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and ASC Topic 350-40 “Internal Use Software” in so far as our Xacta products being available in various deployment modalities including on premises licenses and cloud-based Software as a Service (“SaaS”). Under both standards, software development costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers or is ready for its intended use, as appropriate. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. Software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of June 30, 2021 and December 31, 2020, we capitalized $16.0 million and $12.3 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively. Accumulated amortization was $5.7 million and $4.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support the carrying values.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes”. Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment.
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
As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment test as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill is amortized and deducted over a 15-year period for tax purposes.
Stock-Based Compensation
Under our 2016 Omnibus Long-Term Incentive Plan, as amended (the “2016 LTIP”), we have the ability to award restricted stock units with time-based vesting (“Service-Based RSUs”), and restricted stock units with performance-based vesting (“Performance-Based RSUs”) to senior executives, directors, employees and other eligible service providers. Under the 2016 LTIP, our Board of Directors or, by designation of authority, the Compensation Committee of our Board of Directors has the discretion to establish the terms, conditions and criteria of the various awards, including the weighing and vesting schedule of Service-Based RSU and the performance conditions applicable to the Performance-Based RSUs, including the achievement of certain financial performance criteria or price targets for our common stock. Upon vesting, Service-Based RSUs and Performance-Based RSUs will be settled in the Company’s common stock.
•Service-Based RSUs granted to eligible employees as an incentive generally vest in equal installments over two to three years from the date of grant. Service-Based RSUs granted to senior executives in 2021 vest in three annual installments from the date of grant, with 30% vesting on the first and second anniversaries and 40% vesting on the third anniversary. The grant date fair value per share is equal to the closing stock price on the date of grant.

•Performance-Based RSUs may vest upon the achievement of a defined performance target or at the end of the defined performance period from the date of grant, whichever initially occurs. The grant date fair value per share of these Performance-Based RSUs is equal to the closing stock price on the date of the grant. Performance-Based RSUs may vest upon the achievement of certain price targets for the Company’s common stock anytime over a three-year period from the date of grant. In order to reflect the substantive characteristics of these market condition awards, the Company employs a Monte Carlo simulation valuation model to calculate the grant date fair value and corresponding requisite service period of the award. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such awards based on a large number of possible stock price path scenarios.
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
Net Income (Loss) per Share
Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested restricted common stock, restricted common stock units and common stock warrants.
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share because to do so would be anti-dilutive. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unvested restricted stock and restricted stock units	1,030	60	239	60
Common stock warrants, exercisable at $1.665/sh.	856	901	857	901
Total	1,886	961	1,096	961

Other Comprehensive Income (Loss)
Our functional currency is the U.S. Dollar. For one of our wholly owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the periods presented. Translation gains and losses are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss).
Accumulated other comprehensive income included within stockholders’ equity (deficit) consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Cumulative foreign currency translation loss	$(90)	$(63)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$17	$44
Note 2.  Non-controlling Interests / Purchase of Telos ID
On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Telos ID Enterprise business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and Hoya ID Funds A, LLC ("Hoya") owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to Hoya in exchange for $6 million in cash consideration. As a result, we owned 60% of Telos ID, and therefore continued to account for the investment in Telos ID using the consolidation method.
On December 24, 2014, Hoya acquired from the Company an additional ten percent (10%) membership interest in Telos ID in exchange for $5 million (the “2014 Transaction”). In connection with the 2014 Transaction, the Company and Hoya entered into the Second Amended and Restated Operating Agreement (the “Operating Agreement”) governing the business, allocation of profits and losses and management of Telos ID. Under the Operating Agreement, Telos ID was managed by a board of directors comprised of five (5) members (the “Telos ID Board”). The Company owned 50% of Telos ID, was entitled to receive 50% of the profits of Telos ID, and could appoint three (3) members of the Telos ID Board. Hoya owned 50% of Telos ID, was entitled to receive 50% of the profits of Telos ID, and could appoint two (2) members of the Telos ID Board.
As a result of the 2014 Transaction, each of the members owned 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits, which was $2.8 million and $3.6 million for the three and six months ended June 30, 2020, respectively. Hoya held the non-controlling interest.
On October 5, 2020, we entered into a Membership Interest Purchase Agreement between the Company and Hoya to purchase all of the Class B Units of Telos ID owned by Hoya (the “Telos ID Purchase”). Upon the closing of the Telos ID Purchase, Telos ID became our wholly owned subsidiary. On November 23, 2020, the Telos ID Purchase was consummated with the Company transferring $30.0 million in cash and issuing 7,278,040 shares of our common stock at $20.39 per share (which totals approximately $148.4 million); the total consideration transferred to Hoya was $178.4 million. As part of the common stock issuance, the Company recognized an increase to additional paid-in capital (“APIC”) of $148.4 million. The Company further recognized a reduction to APIC of $173.9 million as part of the elimination of Hoya’s non-controlling interest in Telos ID. The net impact to APIC associated with the acquisition of the additional 50% interest in Telos ID was a reduction of $25.5 million.
Distributions were made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. Hoya received a final distribution of $2.4 million in January 2021, which was accrued and presented in accounts payable and other accrued liabilities in the condensed consolidated balance sheets as of December 31, 2020. Hoya received a total distribution of $1.0 million during the three and six months ended June 30, 2020.
Note 3.  Goodwill
The goodwill balance was $14.9 million as of June 30, 2021 and December 31, 2020. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. For the three and six months ended June 30, 2021 and 2020, no impairment charges were taken.

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
As of June 30, 2021 and December 31, 2020, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.
For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.
Note 5.  Current Liabilities and Debt Obligations
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of trade accounts payable and accrued liabilities. As of June 30, 2021 and December 31, 2020, the trade accounts payable were $17.8 million and $14.7 million, respectively; while accrued liabilities were $3.2 million and $6.2 million, respectively.
Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of June 30, 2021 and December 31, 2020, the contract liabilities primarily related to product support services.
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
In connection with the Credit Agreement, on January 25, 2017, the Company issued warrants (each, a "Warrant") to the Agent and certain of the Lenders representing in the aggregate the right to purchase in accordance with their terms 900,970 shares of the Class A Common Stock of the Company, no par value per share, which is equivalent to approximately 2.5% of the common equity interests of the Company on a fully diluted basis on the date of grant. The exercise price was $1.665 per share. The value of the warrants was determined to be de minimis and no value was allocated to them on a relative fair value basis in accounting for the debt instrument.
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

On March 30, 2018, the Credit Agreement was amended (the “Third Amendment”) to add a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1% which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The increase in interest expense has been paid in cash.  Contemporaneously with the Third Amendment, Mr. John B. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap.
On July 19, 2019, we entered into the Fourth Amendment to Credit Agreement and Waiver; First Amendment to Fee Letter (“Fourth Amendment”) to amend the Credit Agreement. As a result of the Fourth Amendment, several terms of the Credit Agreement were amended, including the following:
•The Company borrowed an additional $5 million from the Lenders, increasing the total amount of the principal to $16 million.
•The maturity date of the Credit Agreement was amended from January 25, 2022 to January 15, 2021.
•The prepayment price was amended as follows: (a) from January 26, 2019 through January 25, 2020, the prepayment price is 102% of the principal amount, (b) from January 26, 2020 through October 14, 2020, the prepayment price is 101% of the principal amount, and (c) from October 15, 2020 to the maturity date, the prepayment price will be at par. However, the prepayment price for the additional $5 million loan attributable to the Fourth Amendment will be at par.
•The following financial covenants, as defined in the Credit Agreement, were amended and updated: Consolidated Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Capital Expenditures, Minimum Fixed Charge Coverage Ratio, and Minimum Consolidated Net Working Capital.
•Any actual or potential non-compliance with the applicable provisions of the Credit Agreement were waived.
•The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment. We incurred immaterial third party transaction costs which were expensed during the current period.
•The exit fee was increased from $825,000 to $1,200,000.
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
We incurred interest expense in the amount of $0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively, under the Credit Agreement.
On November 24, 2020, upon the closing of the IPO, the Company paid a total of $17.4 million to satisfy its obligations under the Credit Agreement in full including an exit fee of $1.2 million, accrued interest of $138,000, and legal fees of $13,000.
On April 19, 2021, the Company entered into multiple Redemption Agreements and Warrant Redemption and Cancellation Agreements (collectively the "Repurchase Agreement") with EnCap and certain related funds that held the warrants to purchase 900,970 shares of the Company's common stock in addition to 39,682 shares of the Company's common stock. Under the Repurchase Agreement, the Company agreed to repurchase the outstanding warrants for $26.9 million and common stock for $1.3 million; The average price of the warrants and common stock repurchased were $29.85 per share and $31.51 per share, respectively. Upon settlement, the repurchased warrants were retired. The Company reduced common stock for the $0.001 par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in-capital ("APIC"). As a result of the repurchases, the Company recognized these amounts as a reduction to APIC.

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
We incurred interest expense in the amount of $88,000 and $175,000 for the three and six months ended June 30, 2020, respectively, on the Porter Notes. As of June 30, 2020, approximately $1.2 million of accrued interest was payable according to the stated interest rate of the Porter Notes.
On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.
Note 6. Exchangeable Redeemable Preferred Stock Conversion
Public Preferred Stock
A maximum of 6,000,000 shares of Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, had been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock.
We paid dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrued a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and was fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for the three and six months ended June 30, 2020, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.
Upon the closing of the IPO, which constituted a qualified initial public offering for the purposes of the terms of the Public Preferred Stock, each issued and outstanding share of Public Preferred Stock automatically was converted (the “ERPS Conversion”) into the right to receive (i) an amount of cash equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.85 and (ii) that number of shares of common stock (valued at the initial offering price to the public) equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.15. No fractional shares of common stock, however, were issued upon the ERPS Conversion but, in lieu thereof, the holder was entitled to receive an amount of cash equal to the fair market value of a share of common stock (valued at the initial offering price to the public) at the time of the ERPS Conversion multiplied by such fractional amount (rounded to the nearest cent). “ERPS Liquidation Value” means, per each share of Public Preferred Stock, $10 together with all accrued and unpaid dividends (whether or not earned or declared) thereon calculated as of the actual date of the ERPS Conversion without interest, which, was approximately $142.3 million as of November 19, 2020. All shares of common stock issued upon an ERPS Conversion were validly issued, fully paid and non-assessable.

On November 23, 2020, holders of the Public Preferred Stock received $108.9 million in cash and 1.1 million shares of our common stock at $17 per share for a total value of $19.2 million in connection with the ERPS Conversion. The difference in the redemption value of the ERPS and the carrying value has been accounted for as a gain on extinguishment of debt in accordance with ASC 470 and ASC 480. Approximately $0.2 million of costs directly attributable to this redemption were applied against the gain, resulting in a net gain of $14.0 million.
Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. For the three months ended June 30, 2021 and 2020, we recorded an income tax provision of $13,000 and $2,000 respectively. For the six months ended June 30, 2021 and 2020, we recorded an income tax provision of $47,000 and income tax benefit of $144,000, respectively. For the three and six months ended June 30, 2021 and 2020, our estimated effective rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income or loss for all periods.
We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. There has been no change in the established valuation allowance as of June 30, 2021. As of June 30, 2021 and December 31, 2020, we have recorded a net deferred tax liability of approximately $670,000 and $652,000, respectively.
Under the provisions of ASC 740, we determined that there were approximately $869,000 and $763,000 of gross unrecognized tax benefits as of June 30, 2021 and December 31, 2020, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2021 and December 31, 2020 were $241,000 and $278,000, respectively, of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of June 30, 2021 and December 31, 2020 were $628,000 and $485,000, respectively, of tax benefits that, if recognized, would not impact the effective tax rate due to the Company’s valuation allowance. The Company had accrued interest and penalties related to the unrecognized tax benefits of $233,000 and $241,000, which were recorded in other liabilities as of June 30, 2021 and December 31, 2020, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.
Note 8.  Commitments, Contingencies and Subsequent Events
Financial Condition and Liquidity
Upon the closing of the IPO, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the ERPS Conversion (see Note 6 – Exchangeable Redeemable Preferred Stock Conversion), $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 2 – Non-controlling Interests / Purchase of Telos ID), and $21.0 million to repay our outstanding senior term loan and subordinated debt (see Note 5 – Current Liabilities and Debt Obligations).
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million for the warrants to purchase 900,970 shares our common stock owned by affiliated funds of Enlightenment Capital Solutions (see Note 5 - Current Liabilities and Debt Obligations).
We intend to use the remaining net proceeds of the IPO and the follow-on offering for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors. Proceeds held by us is invested in short-term investments until needed for the uses described above. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Our working capital was $139.7 million and $105.2 million as of June 30, 2021 and December 31, 2020, respectively.

Legal Proceedings
Hamot et al. v. Telos Corporation
As previously reported in Note 8 of the Form 10-Q for the quarter ended March 31, 2021 filed on May 17, 2021, beginning on August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava Partnership III, L.P. (“Costa Brava”), were involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). Mr. Siegel was a Class D Director of the Company until the closing of the IPO on November 23, 2020, and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. The Plaintiffs initially alleged that certain documents and records had not been provided to them promptly and were necessary to fulfill their duties as directors of the Company. Subsequently, Hamot and Siegel further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. John Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. On April 23, 2008, the Company filed a counterclaim against Hamot and Siegel for money damages and preliminary and injunctive relief based upon Hamot and Siegel’s interference with, and improper influence of, the Company’s independent auditors regarding, among other things, a specific accounting treatment.  On June 27, 2008, the Circuit Court granted the Company’s motion for preliminary injunction and enjoined Hamot and Siegel from contacting the Company’s auditors until the completion of the Company’s Form 10-K for the preceding year, which injunction later expired by its own terms. As previously disclosed, trial on Hamot and Siegel’s claims and the Company’s counterclaims took place in July through September 2013, and the Court subsequently issued decisions on the various claims by way of memorandum opinions and orders dated September 11, 2017. Among other rulings, the Court found Hamot and Siegel liable for the intentional tort of tortious interference with the Company’s contractual relationship with one of its auditors and entered a monetary judgment in favor of the Company and against Hamot and Siegel for approximately $278,000. The Company’s subsequent appeal of the amount of damages awarded to it for Hamot and Siegel’s intentional interference was ultimately dismissed by way of the Mandate issued by the Court of Appeals of Maryland on October 11, 2019.
Hamot (and later, his Estate) and Siegel on multiple occasions during this litigation sought to be indemnified or to be awarded advancement of various attorney’s fees and expenses incurred by them in this litigation. On October 20, 2020, Hamot’s Estate and Siegel (together the “Plaintiffs”) filed a Motion for Indemnification of Legal Fees and Expenses against the Company in the Circuit Court for Baltimore City and a Request for a Hearing and on January 28, 2021, Plaintiffs amended their motion by the filing of a Motion for Leave to File Amended Motion for Indemnification of Legal Fees and Expenses (“Amended Motion”). The Amended Motion demanded that the Company indemnify the Plaintiffs for legal fees and expenses incurred in the sum of $2,540,000 plus the costs incurred in obtaining indemnification. The Company opposed the motions, and a hearing on the Amended Motion was scheduled for May 18, 2021.
On May 5, 2021, the Company, Plaintiffs and Costa Brava entered into a settlement agreement, which included a mutual general release, fully and finally settling the indemnification claim in exchange for a $1.0 million payment on or before May 19, 2021. The $1.0 million was paid on May 12, 2021. This settlement concludes all open matters or disputes between the Company and Messrs. Hamot (or his estate) and Siegel, as well as the previously disposed of claims of Costa Brava.
Other Litigation
In addition, the Company may be a party to litigation arising in the ordinary course of business. In the opinion of management, while the results of such litigation cannot be predicted with any reasonable degree of certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company's condensed consolidated financial position, results of operations or cash flows.
Subsequent Events

On July 30, 2021, the Company acquired the assets of Diamond Fortress Technologies ("DFT"), including all patents and digital intellectual property for an undisclosed amount of cash consideration. The acquisition adds several new patents to the Company’s library of biometric and digital identity intellectual property. Simultaneously with closing, the Company hired seven current DFT employees to maintain and expand the acquired technology. The addition of contactless biometrics technology will enable the Company to better serve the needs of organizations in existing and new markets. We are currently in the process of finalizing the accounting for this transaction and expect it to be complete by the end of the third quarter of 2021.

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $83,000 and $301,000 for the three and six months ended June 30, 2021, respectively, and $151,000 and $324,000 for the three and six months ended June 30, 2020, respectively. Additionally, Mr. Wood owned 682,502 shares of the Company’s common stock as of June 30, 2021 and December 31, 2020.
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
On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes were fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes were permitted only if certain conditions were met. All other terms remained in full force and effect. We incurred interest expense in the amount of $88,000 and $175,000 for the three and six months ended June 30, 2020, respectively, on the Porter Notes. As of June 30, 2020, approximately $1.2 million of accrued interest was payable according to the stated interest rate of the Porter Notes.
On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.
On February 8, 2021, we hired Ms. Donna Hill, as Director, Human Resources, reporting directly to Ms. Nakazawa, EVP of the Company. Ms. Hill is the sister of Mr. Edward Williams, COO of the Company.
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
The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 2.1 years and 5.75% and for our finance leases were approximately 7.8 years and 5.04% at June 30, 2021. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our Annual Report on Form 10‑K for the year ended December 31, 2020.

Future minimum lease commitments at June 30, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (excluding the six months ended June 30, 2021)	$379	$1,059
2022	603	2,149
2023	373	2,202
2024	27	2,258
2025	—	2,314
After 2025	—	8,344
Total lease payments	1,382	18,326
Less imputed interest	(84)	(3,336)
Total	1,298	14,990
Short-term portion	656	1,399
Total, net of short-term portion	$642	$13,591
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$182	$182	$364	$360
Short-term lease cost(1)	4	30	8	57
Finance lease cost
Amortization of right-of-use assets	305	305	610	610
Interest on lease liabilities	192	208	387	419
Total finance lease cost	497	513	997	1,029
Total lease costs	$683	$725	$1,369	$1,446
(1) Leases that have terms of 12 months or less
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$389	$375
Cash flows from operating activities - finance leases	387	418
Cash flows from financing activities - finance leases	650	594
Operating lease right-of-use assets obtained in exchange for lease obligations	322	300
Note 11 – Stock-Based Compensation
During October 2020, the Company amended the 2016 LTIP increasing the total number of shares available for issuance to 9,400,000 from 4,500,000 and extended the term to September 30, 2030. Our 2016 LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and dividend equivalent rights to our senior executives, directors, employees, and other service providers. Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, generally two to three years and stock options granted under the 2016 LTIP expire no more than ten years after the date of grant. Approximately 6.2 million shares of our common stock were reserved for future grants as of June 30, 2021 under the 2016 LTIP.

The following are the stock-based compensation expense incurred for the three and six months ended June 30, 2021 (in thousands). We recorded immaterial share-based compensation expense for the comparative periods ended June 30, 2020.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cost of sales - services	$795	$1,532
Sales and marketing	2,233	3,780
Research and development	648	1,109
General and administrative	17,660	28,585
Total	$21,336	$35,006
Restricted Stock Awards and Restricted Stock Unit (collectively “RSU”) Activity
During the first quarter of 2021, a number of RSUs were granted to our senior executives, directors and employees.
Service-Based RSU Awards
A summary of the awards of Service-Based RSUs that vest upon the completion of a service requirement are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Unvested Balance - December 31, 2020	59,521	$0.18	2.4	$2,000
Granted	2,731,963	36.52	—	—
Vested	(119,800)	36.17	—	—
Forfeited	(74,776)	36.63	—	—
Unvested Balance - June 30, 2021	2,596,908	$35.97	1.7	$88,300
We recognized an expense of $14.3 million and $22.0 million related to share-based compensation expense for Service-Based RSUs capable of being earned for completing a service requirement during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was approximately $75.0 million of unrecognized stock-based compensation expense related to Service-Based RSUs, and this unrecognized expense is expected to be recognized over a weighted-average period of 1.7 years on a straight-line basis.
Performance-Based RSU Awards
A summary of the awards of Performance-Based RSUs that vest upon the attainment of certain price targets of the Company’s common stock are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Unvested Balance - December 31, 2020	—	$—	—	$—
Granted	438,403	30.84	—	—
Vested	—	—	—	—
Forfeited	(16,176)	30.84	—	—
Unvested Balance - June 30, 2021	422,227	$30.84	2.6	$14,400
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
We recognized an expense of $7.0 million and $13.0 million related to share-based compensation expense for these awards of Performance-Based RSUs during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, all of the stock-based compensation expense related to these Performance-Based RSUs was recognized.

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
Our security solutions span across the following domains:
•Cybersecurity – We help our customers ensure the ongoing security, integrity, and compliance of their on-premises and related cloud-based systems, reducing threats and vulnerabilities to foil cyber adversaries before they can attack.  Our consultants assess our customers’ security environments and design, engineer, and operate the systems they need to strengthen their cybersecurity posture.
•Cloud Security – The cloud as an organizational resource is more than two decades old, yet the needs of cloud users are constantly changing. Telos offers the specialized skills and experience needed to help our customers plan, engineer, and execute secure cloud migration strategies and then assure ongoing management and security in keeping with the leading standards for cloud-based systems and workloads.
•Enterprise Security – Securing the enterprise means protecting the essential and timeless elements common to every organization: its people and processes, its supply chain and inventories, its finances and facilities, and its information and communications. As ICT and operational technology (“OT”) have become part of the organizational make-up, we have offered solutions that ensure personnel can work securely and productively across and beyond the enterprise.
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

Security Solutions
•Information Assurance / Xacta: a premier platform for enterprise cyber risk management and security compliance automation, delivering security awareness for systems in the cloud, on-premises, and in hybrid and multi-cloud environments. Xacta delivers automated cyber risk and compliance management solutions to large commercial and government enterprises. Across the U.S. federal government, Xacta is the de facto commercial cyber risk and compliance management solution.
•Secure Communications:
◦Telos Ghost: a virtual obfuscation network-as-a-service with encryption and managed attribution capabilities to ensure the safety and privacy of people, information, and resources on the network. Telos Ghost seeks to eliminate cyber-attack surfaces by obfuscating and encrypting data, masking user identity and location, and hiding network resources. It provides the additional layers of security and privacy needed for intelligence gathering, cyber threat protection, securing critical infrastructure, and protecting communications and applications when operations, property, and even lives can be jeopardized by a single error in security.
◦Telos Automated Message Handling System (“AMHS”): web-based organizational message distribution and management for mission-critical communications; the recognized gold standard for organizational messaging in the U.S. government. Telos AMHS is used by military field operatives for critical communications on the battlefield and is the only web-based solution for assured messaging and directory services using the DISA Organizational Messaging Service and its specialized communications protocols.
•Telos ID: offering Identity Trust and Digital Services through IDTrust360® – an enterprise-class digital identity risk platform for extending SaaS and custom digital identity services that mitigate threats through the integration of advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck® enrollment provider, Designated Aviation Channeling provider, FBI-approved Channeler, and FINRA Electronic Fingerprint Submission provider. We are the only commercial entity in our industry designated as a Secure Flight Services provider for terrorist watchlist checks.
Secure Networks
•Secure Mobility: solutions for business and government that enable remote work and minimize concern across and beyond the enterprise. Our secure mobility team brings credentials to every engagement, supplying deep expertise and experience as well as highly desirable clearances and industry recognized certifications for network engineering, mobility, and security.
•Network Management and Defense: services for operating, administrating, and defending complex enterprise networks and defensive cyber operations. Our diverse portfolio of capabilities addresses common and uncommon requirements in many industries and disciplines, ranging from the military and government agencies to Fortune 500 companies.
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
According to the Office of Management and Budget, since enactment of the Budget Control Act of 2011 (the “BCA”), which imposed statutory annual spending caps on federal discretionary spending for ten years, federal outlays devoted to all national defense programs (which includes Energy Department and other non-DoD defense programs) fell from 4.6 percent as a share of Gross Domestic Product (“GDP”) in FY 2011 to as low as 3.1 percent of GDP in each of FYs 2017-18, before rising slightly the past two years to a level of 3.5 percent in FY 2020. Moreover, OMB reports that total national defense program outlays (in current, non-adjusted dollars) shrank from $705.6 billion in FY 2011 to as low as $589.7 billion in FY 2015, and did not again exceed their FY 2011 level until FY 2020, when outlays were $724.6 billion, approximately 2.7 percent above their level a decade previously. (By comparison, inflation, as measured by the Consumer Price Index, rose by approximately 15 percent over the same period.)
In fiscal years 2020 and 2021, the COVID-19 pandemic and associated economic dislocation in the United States has resulted in an overwhelming federal response, including enactment of multiple massive and comprehensive emergency appropriations and economic stimulus measures. These were in addition to annual appropriations legislation for FY 2021, which was not enacted into law until late December 2020, nearly three months after the beginning of the fiscal year, during which time the government once again operated under a series of Continuing Resolutions which strictly limited new spending initiatives. These enormous emergency spending packages, possibly coupled with new massive infrastructure and other economic recovery and stimulus proposals being actively considered by Congress, and their resulting increases in the budget deficit will necessarily factor into future federal budget planning and spending decisions, affecting to an unknown degree the government contracts that we hold and the federal procurements that we would otherwise compete for.
President Biden’s budget request for FY 2022, submitted to Congress in late May, called for $715 billion in base spending for the Department of Defense (“DoD”) in FY 2022, which the Office of Management and Budget described as an $11.3 billion (1.6 percent) increase above the FY 2021 enacted level of $703.7 billion. This requested base defense budget for FY 2022 also now includes wartime spending, which in previous fiscal years was provided for in a separate account for Overseas Contingency Operations.
Congressional support for the President’s proposed level of defense spending is uncertain, as there are some in Congress who are advocating large cuts to the defense budget, while others are calling for greater increases in military spending. Additionally, Congress must take action shortly to raise or suspend the debt ceiling, and there are some in Congress who have said they want to block such action unless it is coupled with statutory requirements to limit future federal discretionary and/or entitlement spending. With the expiration of the BCA at the end of FY 2021, there are currently no statutory limits in place to guide federal discretionary spending negotiations and decisions, and action on the annual defense authorization and appropriations bills has been significantly delayed this year.

As a result, and assuming Congress is able to reach agreement on such a measure and avoid a government shutdown, FY 2022 is expected to begin on October 1, 2021 with DoD and other federal departments and agencies again funded for an unknown period of time under a Continuing Resolution, which would restrict new spending initiatives.
Despite the pandemic’s resultant massive shift to teleworking by federal employees and contractors, the government has successfully maintained continuity of services as has Telos. More recently, as the government has proceeded to develop and implement its reopening process, officials have said they will seek to continue to maximize use of teleworking by federal employees. As such, with much of the business of government still being conducted by federal employees working remotely through use of information technology systems, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.
Over the past year, continued and increasingly impactful ransomware and other cyberattacks against government entities at the federal, state and local levels, and against private sector organizations in the critical infrastructure and other sectors, have resulted in intensified efforts to better defend against such attacks.
President Biden’s May 12 Executive Order on “Improving the Nation’s Cybersecurity” acknowledged the severity and scope of the cybersecurity challenges facing the public and private sectors, the American people and our economy. It gave direction for federal departments and agencies to modernize government cybersecurity by: moving more rapidly to adopt secure cloud services; adopt multifactor authentication; push for increased use in government of such practices as zero trust architecture; and improve the security and integrity of the software supply chain, with a priority on addressing critical software. The executive order also called for improving communications with Cloud Service Providers through automation and standardization of messages at each stage of the Federal Risk and Authorization Management Program (FedRAMP) process, and for other changes in an effort to accelerate and improve the process.
Subsequently, federal agencies, including the Cybersecurity & Infrastructure Security Agency (CISA) and the Transportation Security Administration (TSA), which have specific responsibilities for various aspects of government and private sector cybersecurity, have taken steps to enhance public sector and critical infrastructure cybersecurity. Finally, Congress is working on a massive infrastructure package which contains a number of provisions dealing with cybersecurity and would provide considerable funding for infrastructure-related cybersecurity. We believe many of these actions could ultimately result in increased need for solutions and services provided by Telos.
Finally, as a whole the COVID-19 pandemic has resulted in acceleration of digital transformation and cloud adoption within the government and beyond, which will likely increase demand for Telos solutions Xacta and Ghost.
The principal elements of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9	63.8	67.8	66.0
Selling, general and administrative expenses	74.4	25.8	61.8	27.8
Operating (loss) income	(35.3)	10.4	(29.6)	6.2
Other income (expense)	0.1	—	(0.9)	—
Interest expense	(0.4)	(4.1)	(0.4)	(4.6)
(Loss) income before income taxes	(35.6)	6.3	(30.9)	1.6
Benefit from income taxes	—	—	—	0.2
Net (loss) income	(35.6)	6.3	(30.9)	1.8
Less: Net income attributable to non-controlling interest	—	(5.8)	—	(4.1)
Net (loss) income attributable to Telos Corporation	(35.6)%	0.5%	(30.9)%	(2.3)%

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Revenue increased by 8.1% to $52.6 million for the second quarter of 2021, from $48.6 million for the same period in 2020. Security Solutions revenue was $31.2 million and $34.2 million for the second quarter of 2021 and 2020, respectively. This decrease of approximately 8.8% was driven primarily by a decrease of $4.6 million in sales of offerings in Telos ID on the contract with the U.S. Census Bureau as the contract ramps down, offset by various increases in Information Assurance and Secure Communications offerings. Secure Networks revenue was $21.4 million and $14.4 million for the second quarter of 2021 and 2020, respectively. This increase of approximately 48.6% resulted from various contracts with the DoD, primarily in our Secure Mobility Solutions offerings. Due to the various solutions offerings within the business groups, sales may vary from period to period according to the solution mix and timing of deliverables for a particular period.
Cost of sales increased by 3.1% to $32.0 million for the second quarter of 2021, from $31.0 million for the same period in 2020 as a result of increases in revenue. Cost of sales for Security Solutions decreased to $15.7 million (inclusive of $0.7 million of stock-based compensation) for the second quarter of 2021 from $19.5 million for the same period in 2020 (which had no stock-based compensation), which translates as a decrease in the cost of sales as a percentage of revenue to 50.3% from 57.0%, due to a change in the mix and nature of the programs. Cost of sales for Secure Networks increased to $16.3 million (inclusive of $0.1 million of stock-based compensation) for the second quarter of 2021 from $11.5 million for the same period in 2020 (which had no stock-based compensation). While the cost of sales increased between periods, the sales mix improved, which translates to a decrease in the cost of sales as a percentage of revenue to 76.2% from 79.9%.
Gross profit increased by 17.0% to $20.6 million for the second quarter of 2021 from $17.6 million for the same period in 2020. Gross profit for Security Solutions increased to $15.5 million for the second quarter of 2021 from $14.7 million for the same period in 2020. Gross profit for Secure Networks increased to $5.1 million for the second quarter of 2021 from $2.9 million for the same period in 2020. Gross margin increased to 39.1% for the second quarter of 2021 from 36.2% for the same period in 2020, due to various changes in the mix of higher profit margin contracts in all business lines as discussed above. Gross margin for Security Solutions increased to 49.7% for the second quarter of 2021 from 43.0% for the same period in 2020. Gross margin for Secure Networks increased to 23.8% for the second quarter of 2021 from 20.1% for the same period in 2020.
Selling, general, and administrative (“SG&A”) expense increased by 212.7% to $39.1 million for the second quarter of 2021, from $12.5 million for the same period in 2020, primarily attributable to increases in stock-based compensation of $20.5 million, labor costs of $4.1 million, outside services of $1.1 million, and trade shows costs of $0.5 million, offset by a decrease in bonus costs of $1.1 million.
Operating loss was $18.6 million for the second quarter of 2021, compared to $5.1 million operating income for the same period in 2020, primarily due to the stock-based compensation expense related to the RSUs granted in the first quarter of 2021.
Interest expense decreased by 90.4% to $0.2 million for the second quarter of 2021, from $2.0 million for the same period in 2020, primarily due to the repayment of the EnCap loan, subordinated debt, and redemption of public preferred stock upon the closing of our IPO in November 2020.
Income tax provision was $13,000 for the second quarter of 2021, compared to $2,000 for the same period in 2020, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discreet tax items, based on our expectation of pretax loss for the fiscal year.
Net loss attributable to Telos Corporation was $18.7 million for the second quarter of 2021, compared to $0.3 million of net income attributable to Telos Corporation for the same period in 2020, primarily due to the stock-based compensation recorded in the second quarter of 2021 as mentioned above.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Revenue increased by 23.7% to $108.3 million for the six months ended June 30, 2021, from $87.6 million for the same period in 2020. Security Solutions revenue was $54.0 million and $61.5 million for the six months ended June 30, 2021 and 2020, respectively. This decrease of approximately 12.2% was driven primarily by a decrease of $9.5 million in sales of offerings in Telos ID on the contract with the U.S. Census Bureau as the contract ramps down, offset by various increases in Information Assurance and Secure Communications offerings. Secure Networks revenue was $54.3 million and $26.1 million for the six months ended June 30, 2021 and 2020, respectively. This increase of approximately 108.0% resulted from various contracts with the DoD, primarily in our Secure Mobility Solutions offerings. Due to the various solutions offerings within the business groups, sales may vary from period to period according to the solution mix and timing of deliverables for a particular period.

Cost of sales increased by 27.1% to $73.4 million for the six months ended June 30, 2021, from $57.8 million for the same period in 2020 as a result of increases in revenue. Cost of sales for Security Solutions decreased to $29.3 million (inclusive of $1.3 million of stock-based compensation) for the six months ended June 30, 2021 from $36.8 million for the same period in 2020 (which had no stock-based compensation), which translates as a decrease in the cost of sales as a percentage of revenue to 54.3% from 59.8%, due to a change in the mix and nature of the programs. Cost of sales for Secure Networks increased to $44.1 million (inclusive of $0.2 million of stock-based compensation) for the six months ended June 30, 2021 from $21.0 million for the same period in 2020 (which had no stock-based compensation), which translates as an increase in the cost of sales as a percentage of revenue to 81.2% from 80.5%.
Gross profit increased by 17.1% to $34.9 million for the six months ended June 30, 2021 from $29.8 million for the same period in 2020. Gross profit for Security Solutions was $24.7 million for the six months ended June 30, 2021 and for the same period 2020. Gross profit for Secure Networks increased to $10.2 million for the six months ended June 30, 2021 from $5.1 million for the six months ended June 30, 2020. Gross margin decreased to 32.2% for the second quarter of 2021 from 34.0% for the same period in 2020, due to stock-based compensation and various changes in the mix of contracts in all business lines as discussed above. Gross margin for Security Solutions increased to 45.7% for the second quarter of 2021 from 40.2% for the same period in 2020. Gross margin for Secure Networks decreased to 18.8% for the second quarter of 2021 from 19.5% for the same period in 2020.
SG&A expense increased by 175.1% to $67.0 million for the six months ended June 30, 2021, from $24.3 million for the same period in 2020, primarily attributable to increases in stock-based compensation of $33.5 million, labor costs of $6.3 million, outside services of $2.0 million, insurance costs of $0.7 million, and trade shows costs of $0.7 million, offset by the capitalization of software development costs of $0.5 million and a decrease in bonus costs of $1.5 million.
Operating loss was $32.1 million for the six months ended June 30, 2021, compared to $5.5 million of operating income for the same period in 2020, primarily due to the stock-based compensation recorded as of the second quarter of 2021 as mentioned above.
Other expense of $1.0 million for the six months ended June 30, 2021 was as a result of the settlement of outstanding litigation.
Interest expense decreased by 90.3% to $0.4 million for the six months ended June 30, 2021, from $4.0 million for the same period in 2020, primarily due to the repayment of the EnCap loan, subordinated debt, and redemption of public preferred stock upon the closing of our IPO in November 2020.
Income tax provision was $47,000 for the six months ended June 30, 2021, compared to $144,000 income tax benefit for the same period in 2020, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the six months period plus discreet tax items, based on our expectation of pretax loss for the fiscal year.
Net loss attributable to Telos Corporation was $33.5 million for the six months ended June 30, 2021, compared to $2.0 million for the same period in 2020, primarily attributable to the stock-based compensation recorded in 2021 as mentioned above.
Balance Sheet Review
Assets
The Company's total assets as of June 30, 2021 were $220.1 million compared to $183.8 million as of December 31, 2020. The increase in total assets was primarily attributable to an increase in cash and cash equivalents provided by the follow-on offering and an increase in accounts receivables due to higher revenue generation during the three months ended June 30, 2021.
Liabilities
The Company's total liabilities as of June 30, 2021 were $55.4 million compared to $56.7 million as of December 31, 2020. The decrease in total liabilities was primarily attributable to payments made under our finance lease obligations.

Equity
As of June 30, 2021, the Company had a total equity of $164.7 million compared to $127.1 million as of December 31, 2020. The increase in equity is primarily driven by the follow-on offering that raised $64.3 million and stock-based compensation of $35.0 million; offset by the repurchase of the common stock and outstanding warrants held by the EnCap fund holders for $1.3 million and $26.9 million, respectively. The Company reported a net loss of $33.5 million for the six months ended June 30, 2021.
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
Enterprise EBITDA and Adjusted EBITDA
Both Enterprise EBITDA and Adjusted EBITDA are supplemental measures of operating performance that are not made under GAAP and that does not represent, and should not be considered as, an alternative to net (loss) income as determined by GAAP. We define Enterprise EBITDA as net (loss) income attributable to Telos Corporation, adjusted for net income attributable to non-controlling interest, non-operating expense (income), interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as Enterprise EBITDA, adjusted for transaction gains/losses/expenses related to our IPO and stock-based compensation expense.
A reconciliation of Enterprise EBITDA and Adjusted EBITDA to net (loss) income attributable to Telos Corporation, the most directly comparable GAAP measure, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to Telos Corporation	$(18,729)	$266	$(33,507)	$(1,978)
Adjustments:
Net income attributable to non-controlling interest	—	2,806	—	3,590
Non-operating (income) expense	(32)	(4)	1,022	(12)
Interest expense	192	1,996	388	4,013
Provision for (benefit from) income taxes	13	2	47	(144)
Depreciation and amortization	1,404	1,345	2,764	2,734
Enterprise EBITDA	(17,152)	6,411	(29,286)	8,203
Stock-based compensation expense	21,336	—	35,006	—
Adjusted EBITDA	$4,184	$6,411	$5,720	$8,203

Adjusted Net Income (Loss) and Adjusted EPS
The adjusted measures of Net Income (Loss) and Adjusted EPS, (defined as “Adjusted Net Income (Loss)” and “Adjusted EPS”, respectively) are supplemental measures of operating performance that are not made under GAAP and that does not represent, and should not be considered as, alternatives to net income (loss) as determined by GAAP. We define Adjusted Net Income (Loss) as net income (loss) attributable to Telos Corporation, adjusted for non-operating expense (income) and stock-based compensation expense. We define Adjusted EPS as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding for the period.
A reconciliation of Adjusted Net Loss and Adjusted EPS to net (loss) income attributable to Telos Corporation, the most directly comparable GAAP measure, is as follows:

Three Months Ended June 30,	2021		2020
	Adjusted Net Income (Loss)	Adjusted Earnings Per Share	Adjusted Net Income (Loss)	Adjusted Earnings Per Share
	(in thousands)		(in thousands)
Reported GAAP measure	$(18,729)	$(0.28)	$266	$0.01
Adjustments:
Non-operating income	(32)	—	(4)	$—
Stock-based compensation expense	21,336	0.32	—	$—
Adjusted non-GAAP measure	$2,575	$0.04	$262	$0.01
Weighted-average shares of common stock outstanding	66,616		38,583

Six Months Ended June 30,	2021		2020
	Adjusted Net Income (Loss)	Adjusted Earnings Per Share	Adjusted Net Income (Loss)	Adjusted Earnings Per Share
	(in thousands)		(in thousands)
Reported GAAP measure	$(33,507)	$(0.51)	$(1,978)	$(0.05)
Adjustments:
Non-operating expense (income)	1,022	0.02	(12)	$—
Stock-based compensation expense	35,006	0.53	—	$—
Adjusted non-GAAP measure	$2,521	$0.04	$(1,990)	$(0.05)
Weighted-average shares of common stock outstanding	65,621		38,328
Each of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS differently than we do, which limits its usefulness as a comparative measure. Because of these limitations, neither Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) nor Adjusted EPS should be considered as a replacement for net income (loss) or earnings per share, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Liquidity and Capital Resources
Upon the closing of our IPO, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the ERPS Conversion (see Note 6 – Exchangeable Redeemable Preferred Stock Conversion), $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 2 – Non-controlling Interest / Purchase of Telos ID), $21.0 million to repay our outstanding senior term loan and subordinated debt (see Note 5 – Current Liabilities and Debt Obligations).
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase 900,970 outstanding warrants for our common stock held by EnCap fund holders (see Note 5 - Current Liabilities and Debt Obligations).
We intend to use the remaining net proceeds from the IPO and the follow-on offering for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors. Proceeds held by us are invested in short-term investments until needed for the uses described above. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Our working capital was $139.7 million and $105.2 million as of June 30, 2021 and December 31, 2020, respectively. Although no assurances can be given, we expect that funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.
Cash used in operating activities was $5.8 million for the six months ended June 30, 2021, compared to cash provided by operating activities of $0.8 million for the same period in 2020. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Cash used in investing activities was approximately $4.7 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively, primarily due to software development costs of $3.7 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively.
Cash provided by financing activities was $35.5 million for the six months ended June 30, 2021 compared to cash used in financing activities of $1.7 million for the same period in 2020, primarily attributable to the proceeds from the follow-on offering that generated $64.3 million of net proceeds, reduced by $26.9 million used to repurchase the outstanding warrants and $1.3 million to repurchase the common stock held by EnCap fund holders.
Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Critical Accounting Policies

During the three months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 25, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021 was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings may be found in Note 8 – Commitments, Contingencies and Subsequent Events to the condensed consolidated financial statements.
Item 1A.  Risk Factors
There were no material changes in the period ended June 30, 2021 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Securities

None.

(b)Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities

The following table summarizes the Company's common share repurchases during the three months ended June 30, 2021:

	Total number of shares purchased	Average price paid per share
April 19, 2021(1)	39,682	$31.51
Total	39,682	$31.51

(1) On April 19, 2021, the Company repurchased 39,682 shares of common stock for an aggregate purchase price of $1.3 million from EnCap in a privately negotiated transaction.
Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1*+
Executive Employment Agreement between Mark Bendza and the Company, dated as of July 19, 2021 (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K on July 19, 2021)

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101
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

Date: August 16, 2021	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza
Mark Bendza Chief Financial Officer (Principal Financial and Accounting Officer)