Form 10-Q
period 2021-09-30
TELOS CORP
filed 2021-11-15
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of November 8, 2021, the registrant had outstanding 66,755,230 shares of common stock.

TELOS CORPORATION

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Services	$63,690	$44,166	$163,366	$124,210
Products	6,376	3,274	15,017	10,819
	70,066	47,440	178,383	135,029
Costs and expenses
Cost of sales - Services	40,031	28,619	109,134	82,862
Cost of sales - Products	3,967	2,259	8,266	5,790
	43,998	30,878	117,400	88,652
Selling, general and administrative expenses
Sales and marketing	5,363	1,491	14,233	4,556
Research and development	5,396	3,598	14,783	11,070
General and administrative	20,562	6,960	69,271	20,769
	31,321	12,049	98,287	36,395
Operating (loss) income	(5,253)	4,513	(37,304)	9,982
Other income (expense)
Other income (expense)	20	2	(1,001)	14
Interest expense	(195)	(2,013)	(583)	(6,026)
(Loss) income before income taxes	(5,428)	2,502	(38,888)	3,970
Benefit from (provision for) income taxes	41	(8)	(6)	136
Net (loss) income	(5,387)	2,494	(38,894)	4,106
Less: Net income attributable to non-controlling interest	—	(2,694)	—	(6,284)
Net loss attributable to Telos Corporation	$(5,387)	$(200)	$(38,894)	$(2,178)
Net loss per share attributable to Telos Corporation, basic	$(0.08)	$(0.01)	$(0.59)	$(0.06)
Net loss per share attributable to Telos Corporation, diluted	$(0.08)	$(0.01)	$(0.59)	$(0.06)
Weighted-average shares of common stock outstanding, basic	66,755	39,002	65,999	38,554
Weighted-average shares of common stock outstanding, diluted	66,755	39,002	65,999	38,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(5,387)	$2,494	$(38,894)	$4,106
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(13)	(2)	(40)	(1)
Less: Comprehensive income attributable to non-controlling interest	—	(2,694)	—	(6,284)
Comprehensive loss attributable to Telos Corporation	$(5,400)	$(202)	$(38,934)	$(2,179)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except shares and par value data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$134,135	$106,045
Accounts receivable, net of reserve of $116 and $308, respectively	49,759	30,913
Inventories, net of obsolescence reserve of $849 and $851, respectively	2,025	3,311
Prepaid expenses	5,440	3,059
Other current assets	941	786
Total current assets	192,300	144,114
Property and equipment, net of accumulated depreciation and amortization of $33,805 and $32,057, respectively	14,363	14,977
Operating lease right-of-use assets	1,004	1,464
Goodwill	16,642	14,916
Intangible assets, net	17,102	7,420
Other assets	1,256	926
Total assets	$242,667	$183,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$35,102	$20,899
Accrued compensation and benefits	7,955	8,474
Contract liabilities	7,232	5,654
Finance lease obligations – short-term	1,430	1,339
Operating lease obligations – short-term	602	677
Other current liabilities	2,089	1,903
Total current liabilities	54,410	38,946

Finance lease obligations – long-term	13,218	14,301
Operating lease obligations – long-term	516	941
Deferred income taxes	680	652
Other liabilities	2,352	1,873
Total liabilities	71,176	56,713

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 66,755,230 shares and 64,625,071 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	105	103
Additional paid-in capital	354,119	270,800
Accumulated other comprehensive income	4	44
Accumulated deficit	(182,737)	(143,843)
Total stockholders’ equity	171,491	127,104
Total liabilities and stockholders’ equity	$242,667	$183,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net (loss) income	$(38,894)	$4,106
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Stock-based compensation	47,197	4
Dividends from preferred stock recorded as interest expense	—	2,867
Depreciation and amortization	4,223	4,018
Amortization of debt issuance costs	—	684
Deferred income tax provision	28	28
Other noncash items	14	(25)
Changes in other operating assets and liabilities	(5,900)	275
Cash provided by operating activities	6,668	11,957
Investing activities:
Cash paid for acquisition	(5,925)	—
Capitalized software development costs	(6,139)	(5,459)
Purchases of property and equipment	(1,645)	(624)
Cash used in investing activities	(13,709)	(6,083)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	64,269	—
Repurchase of outstanding warrants	(26,894)	—
Repurchase of common stock	(1,251)	—
Payments under finance lease obligations	(993)	(907)
Amendment fee paid to lender	—	(100)
Distributions to Telos ID Class B member - non-controlling interest	—	(1,292)
Cash provided by (used in) financing activities	35,131	(2,299)
Increase in cash and cash equivalents	28,090	3,575
Cash and cash equivalents, beginning of period	106,045	6,751

Cash and cash equivalents, end of period	$134,135	$10,326

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$583	$2,211
Income taxes	$54	$50
Noncash:
Dividends from preferred stock recorded as interest expense	$—	$2,867

Supplemental disclosure of non-cash investing activity
Acquisition holdback	$506	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
For the Three Months Ended September 30, 2021
Beginning balance	$105	$341,928	$17	$(177,350)	$—	$164,700
Net loss	—	—	—	(5,387)	—	(5,387)
Foreign currency translation loss	—	—	(13)	—	—	(13)
Stock-based compensation	—	12,191	—	—	—	12,191
Ending balance	$105	$354,119	$4	$(182,737)	$—	$171,491
For the Three Months Ended September 30, 2020
Beginning balance	$78	$4,310	$7	$(147,508)	$7,104	$(136,009)
Net (loss) income	—	—	—	(200)	2,694	2,494
Foreign currency translation loss	—	—	(2)	—	—	(2)
Stock-based compensation	—	4	—	—	—	4
Distributions	—	—	—	—	(292)	(292)
Ending balance	$78	$4,314	$5	$(147,708)	$9,506	$(133,805)
For the Nine Months Ended September 30, 2021
Beginning balance	$103	$270,800	$44	$(143,843)	$—	$127,104
Net loss	—	—	—	(38,894)	—	(38,894)
Issuance of common stock	2	64,267	—	—	—	64,269
Foreign currency translation loss	—	—	(40)	—	—	(40)
Stock-based compensation	—	47,197		—	—	47,197
Repurchase of outstanding warrants	—	(26,894)	—	—	—	(26,894)
Repurchase of common stock	—	(1,251)	—	—	—	(1,251)
Ending balance	$105	$354,119	$4	$(182,737)	$—	$171,491
For the Nine Months Ended September 30, 2020
Beginning balance	$78	$4,310	$6	$(145,530)	$4,514	$(136,622)
Net (loss) income	—	—	—	(2,178)	6,284	4,106
Foreign currency translation loss	—	—	(1)	—	—	(1)
Stock-based compensation	—	4	—	—	—	4
Distributions	—	—	—	—	(1,292)	(1,292)
Ending balance	$78	$4,314	$5	$(147,708)	$9,506	$(133,805)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.  General and Basis of Presentation
Description of Business

Organization

Telos Corporation, together with its subsidiaries (collectively, the "Company", "we", "our" or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations.   We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We own a 100% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”), Teloworks, Inc. (“Teloworks”) and Telos APAC Pte. Ltd. (“Telos APAC”).
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
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock held by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase the warrants to purchase 900,970 shares of our common stock owned by certain affiliates of Enlightenment Capital Solutions ("EnCap").
We have used and intend to continue using the remaining net proceeds for general corporate purposes, including working capital, sales and marketing activities, research and development, general and administrative matters and capital expenditures. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors.
Principles of Consolidation and Reporting
The accompanying unaudited condensed consolidated financial statements include the accounts of Telos and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2020 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
In preparing these condensed consolidated financial statements, we have evaluated subsequent events through the date that these condensed consolidated financial statements were issued.

Basis of Comparison
Certain prior-period amounts have been reclassified to conform to the current period presentation. In the current period, we have reclassified and presented intangible assets separately from our property and equipment line item. The reclassification had no impact on our total assets or liabilities nor on our net loss or stockholders' equity.
For the three months ended September 30, 2021, the Company recorded an out-of-period adjustment resulting in a $1.1 million increase to 'Services' revenue and a $1.0 million reclassification between 'Cost of Sales - Services' and 'General and Administrative' expenses within the condensed consolidated statements of operations. The Company identified and corrected this error in the current period. This error was not material to any previously filed consolidated financial statements and the impact of correcting this error in the current period is not material to our third quarter 2021 condensed consolidated financial statements.
Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and assess performance. We currently operate in one operating and reportable business segment for financial reporting purposes. Our Chief Executive Officer is the CODM. The CODM evaluates profitability based on consolidated results.
Recent Accounting Pronouncements
Accounting Standards Recently Adopted
In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. This standard is effective for reporting periods beginning after December 15, 2020, which made this standard effective for us on January 1, 2021. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.
Summary of Significant Accounting Policies
Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method. Substantially all inventories consist of purchased off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsaleable inventory is provided for all other inventories. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory was $2.9 million and $4.2 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.8 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively.
Software Development Costs
We account for development costs of our software to be sold in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and for internal use software in accordance with ASC Topic 350-40 “Internal Use Software”. Under both standards, software development costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers or is ready for its intended use, as appropriate. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. Software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis, which are included as a part of intangible assets. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support the carrying values.

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
Goodwill
Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for potential impairment annually during our fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.
The goodwill impairment test is performed at the reporting unit level. The Company estimates and compares the fair value of each reporting unit to its respective carrying value including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value.
Goodwill is amortized and deducted over a 15-year period for tax purposes.
Stock-Based Compensation
Under our 2016 Omnibus Long-Term Incentive Plan, as amended (the “2016 LTIP”), we have the ability to award restricted stock units with time-based vesting (“Service-Based RSUs”), and restricted stock units with performance-based vesting (“Performance-Based RSUs”) to senior executives, directors, employees and other eligible service providers. Under the 2016 LTIP, our Board of Directors or, by designation of authority, the Compensation Committee of our Board of Directors has the discretion to establish the terms, conditions and criteria of the various awards, including the weighing and vesting schedule of Service-Based RSUs and the performance conditions applicable to the Performance-Based RSUs, including the achievement of certain financial performance criteria or price targets for our common stock. Upon vesting, Service-Based RSUs and Performance-Based RSUs will be settled in the Company’s common stock.
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

•Performance-Based RSUs may vest upon the achievement of a defined performance target or at the end of the defined performance period from the date of grant, whichever initially occurs. The grant date fair value per share of these Performance-Based RSUs is equal to the closing stock price on the date of the grant or the fair value of the award on the grant date as determined through an independent valuation, for performance-based RSUs with market condition. Performance-Based RSUs may vest upon the achievement of certain price targets for the Company’s common stock anytime over a three-year period from the date of grant. In order to reflect the substantive characteristics of these market condition awards, the Company employs a Monte Carlo simulation valuation model to calculate the grant date fair value and corresponding requisite service period of the award. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such awards based on a large number of possible stock price path scenarios.
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
Net Loss per Share
Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested restricted stock, unvested restricted stock units and common stock warrants.
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share because to do so would be anti-dilutive. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested restricted stock and restricted stock units	313	60	394	60
Common stock warrants, exercisable at $1.665/sh.	—	901	405	901
Total	313	961	799	961
Other Comprehensive Loss
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

Accumulated other comprehensive income included within stockholders’ equity (deficit) consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Cumulative foreign currency translation loss	$(103)	$(63)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$4	$44

Note 2. Revenue Recognition
Performance Obligation
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
The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue.  Revenue transferred to customers over time accounted for 91% and 92% of our revenue for the three and nine months ended September 30, 2021, and 93% and 92% of our revenue for the three and nine months ended September 30, 2020. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed-price, firm-fixed-price level of effort, and cost plus fixed fee contract types, which may include variable consideration as discussed further below. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, subcontractor costs and indirect expenses.
Revenue that is recognized at a point in time is for the sale of software licenses in our Information Assurance / Xacta® and Secure Communications business groups and for the sale of resold products in Telos ID and Secure Networks, and is classified as product revenue.  Revenue transferred to customers at a point in time accounted for 9% and 8% of our revenue for the three and nine months ended September 30, 2021 and 7% and 8% of our revenue for the three and nine months ended September 30, 2020. Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

Contract Estimates
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
Historically, most of our contracts do not include award or incentive fees. For incentive fees, we would include such fees in the transaction price to the extent we could reasonably estimate the amount of the fee.  With limited historical experience, we have not included any revenue related to incentive fees in our estimated transaction prices.  We may include in our contract estimates additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. We consider the contractual/legal basis for the claim (in particular the FAR provisions), the facts and circumstances around any additional costs incurred, the reasonableness of those costs and the objective evidence available to support such claims.
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
We have one reportable segment in accordance with ASC 280, Segment Reporting, as such, the disaggregation of revenue below reconciles directly to its unique reportable segment. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are from U.S. customers as revenue derived from international customers is not currently meaningful.
The following tables disclose revenue (in thousands) by customer type and contract type for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Federal	$67,697	$45,788	$171,091	$128,756
State & Local, and Commercial	2,369	1,652	7,292	6,273
Total	$70,066	$47,440	$178,383	$135,029

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Firm-fixed-price	$61,434	$39,483	$155,832	$113,080
Time-and-materials	3,154	3,605	9,243	11,066
Cost plus fixed fee	5,478	4,352	13,308	10,883
Total	$70,066	$47,440	$178,383	$135,029
Contract Balances
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
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of September 30, 2021 and December 31, 2020, the contract liabilities primarily related to product support services.
The following table provides information about accounts receivable, contract assets and contract liabilities (in thousands):

	September 30, 2021	December 31, 2020
Billed accounts receivable	$10,158	$12,060
Unbilled receivables	39,717	19,161
Allowance for doubtful accounts	(116)	(308)
Accounts receivable – net	$49,759	$30,913
Contract liabilities	$7,232	$5,654
Significant changes in the contract liabilities balance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized that was included in the opening contract liability balance	$823	$1,690	$4,065	$5,208

	September 30, 2021	December 31, 2020
	(in thousands)	(in thousands)
Remaining performance obligations (funded backlog)	$163,351	$127,735
We expect to recognize approximately 95% of our remaining performance obligations over the next 12 months and the balance thereafter.

Note 3.  Non-controlling Interests / Purchase of Telos ID
On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Telos ID Enterprise business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center to Telos ID at their stated book value, amounting to $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and Hoya ID Funds A, LLC ("Hoya") owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to Hoya for $6 million in cash consideration, resulting in 60% ownership of Telos ID.
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
As a result of the 2014 Transaction, each of the members owned 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits, which was $2.7 million and $6.3 million for the three and nine months ended September 30, 2020, respectively. Hoya held the non-controlling interest.
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
Distributions were made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. Hoya received a final distribution of $2.4 million in January 2021, which was accrued and presented in accounts payable and other accrued liabilities in the condensed consolidated balance sheets as of December 31, 2020. Hoya received a total distribution of $0.3 million and $1.3 million during the three and nine months ended September 30, 2020, respectively.
Note 4. Acquisition
On July 30, 2021, the Company acquired the assets of Diamond Fortress Technologies ("DFT") and wholly-owned subsidiaries for a total purchase consideration of $6.7 million, inclusive of $0.3 million related to a pre-existing contractual arrangement with DFT. Upon closing, $5.9 million of cash was paid with an additional $0.6 million payable to DFT 18 months after the close date (the "holdback"). The holdback amount has been discounted to its present value of $0.5 million using a discount rate relevant to the acquisition. The acquisition adds several new patents to the Company’s library of biometric and digital identity intellectual property. The addition of contactless biometrics technology will enable the Company to better serve the needs of organizations in existing and new markets.
The acquisition of DFT has been accounted for under US GAAP using the acquisition method of accounting. The total purchase consideration of $6.7 million has been allocated among the assets acquired at their acquisition date. We have calculated the fair values of the DFT acquired assets based on our preliminary valuation analysis, using the information available to us. The Company may continue to adjust the preliminary purchase price allocation (including the identified intangible assets) as additional information becomes available during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.

The Company recognized $5.0 million of intangible assets and $1.7 million of goodwill, which is housed in the Telos ID reporting unit. Goodwill is primarily attributable to expected synergies between the acquired intangible assets and the Company's digital identify technology and solutions and acquired workforce. The acquired intangible assets will be amortized on a straight-line basis over 3 - 8 years. The acquisition was considered an asset purchase for tax purposes and the recognized goodwill is deductible for tax purposes.
The results of DFT operations have been included in our condensed consolidated statements of operations from the acquisition date, and are not material for the three and nine months ended September 30, 2021. Acquisition-related costs were immaterial and have been expensed as incurred. The pro-forma financial information have not been presented for this acquisition as the impact to our condensed consolidated financial statements is not material.
Note 5.  Goodwill
The goodwill balance was $16.6 million and $14.9 million as of September 30, 2021 and December 31, 2020, respectively. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. For the three and nine months ended September 30, 2021 and 2020, no impairment charges were taken.
Note 6.  Intangible Assets
Intangible assets, all of which are finite-lived, consists of the following (in thousands):

September 30, 2021	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired technology	8 years	$4,910	$(112)	$4,798
Customer relationships	3 years	40	(2)	38
Software development costs	2 years	18,392	(6,126)	12,266
		$23,342	$(6,240)	$17,102

December 31, 2020	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired technology		$—	$—	$—
Customer relationships		—	—	—
Software development costs	2 years	12,253	(4,833)	7,420
		$12,253	$(4,833)	$7,420
Amortization expense was $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively; and $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively.
Note 7.  Fair Value Measurements
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
As of September 30, 2021 and December 31, 2020, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.
Note 8.  Debt Obligations
Enlightenment Capital Credit Agreement
On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent") and the lenders party thereto (the "Lenders"), (together referenced as “EnCap”). The Credit Agreement provides for an $11 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default. All borrowings under the Credit Agreement accrued interest at the rate of 13.0% per annum.
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
On July 19, 2019, we entered into the Fourth Amendment to Credit Agreement and Waiver; First Amendment to Fee Letter (“Fourth Amendment”) to amend the Credit Agreement. As a result of the Fourth Amendment, several terms of the Credit Agreement were amended, including (but not limited to) the following:
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
On March 26, 2020, the Credit Agreement was amended (the “Fifth Amendment”) to modify the financial covenants and to update the previously agreed-upon definition of certain financial covenants, specifically the amount of Capital Expenditures to be included in the measurement of the covenants. The Fifth Amendment provides for four quarterly maturity date extensions, which would increase the Exit Fee payable under the Credit Agreement by $250,000 for each quarterly maturity date extension elected, for a total of $1 million increase to the Exit Fee were all four of the maturity date extensions to be elected.  The Company paid EnCap an amendment fee of $100,000 and out-of-pocket costs and expenses in consideration for the Fifth Amendment.
We incurred interest expense in the amount of $0.8 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, under the Credit Agreement.

On November 24, 2020, upon the closing of the IPO, the Company paid a total of $17.4 million to satisfy its obligations under the Credit Agreement in full including an exit fee of $1.2 million, accrued interest of $138,000, and legal fees of $13,000.
On April 19, 2021, the Company entered into multiple Redemption Agreements and Warrant Redemption and Cancellation Agreements (collectively the "Repurchase Agreement") with EnCap and certain related funds that held the warrants to purchase 900,970 shares of the Company's common stock in addition to 39,682 shares of the Company's common stock. Under the Repurchase Agreement, the Company agreed to repurchase the outstanding warrants for $26.9 million and common stock for $1.3 million. The average price of the warrants and common stock repurchased were $29.85 per share and $31.51 per share, respectively. Upon settlement, the repurchased warrants were retired. The Company reduced common stock for the $0.001 par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in-capital ("APIC"). As a result of the repurchases, the Company recognized these amounts as a reduction to APIC.
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
We incurred interest expense in the amount of $90,000 and $265,000 for the three and nine months ended September 30, 2020, respectively, on the Porter Notes.
On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.
Note 9. Exchangeable Redeemable Preferred Stock Conversion
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
We paid dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrued a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and was fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for the three and nine months ended September 30, 2020, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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
Note 10.  Income Taxes
We establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. There has been no change in the established valuation allowance as of September 30, 2021. As of September 30, 2021 and December 31, 2020, we have recorded a net deferred tax liability of approximately $680,000 and $652,000, respectively.
We review and update our estimated annual effective tax rate each quarter. For the three months ended September 30, 2021 and 2020, we recorded an income tax benefit of $41,000 and income tax provision of $8,000 respectively. For the nine months ended September 30, 2021 and 2020, we recorded an income tax provision of $6,000 and income tax benefit of $136,000, respectively. For the three and nine months ended September 30, 2021 and 2020, our estimated effective rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income or loss for all periods.
Under the provisions of ASC 740, we determined that there were approximately $961,000 and $763,000 of gross unrecognized tax benefits as of September 30, 2021 and December 31, 2020, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2021 and December 31, 2020 were $241,000 and $278,000, respectively, of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of September 30, 2021 and December 31, 2020 were $720,000 and $485,000, respectively, of tax benefits that, if recognized, would not impact the effective tax rate due to the Company’s valuation allowance. The Company had accrued interest and penalties related to the unrecognized tax benefits of $238,000 and $241,000, which were recorded in other liabilities as of September 30, 2021 and December 31, 2020, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.
Note 11.  Commitments and Contingencies
Legal Proceedings
Hamot et al. v. Telos Corporation
As previously reported in Note 8 of the Form 10-Q for the quarter ended June 30, 2021 filed on August 16, 2021, beginning on August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava Partnership III, L.P. (“Costa Brava”), were involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). Mr. Siegel was a Class D Director of the Company until the closing of the IPO on November 23, 2020, and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. Trial on Hamot and Siegel’s claims and the Company’s counterclaims took place in July through September 2013, and the Court subsequently issued decisions on the various claims by way of memorandum opinions and orders dated September 11, 2017. Among other rulings, the Court found Hamot and Siegel liable for the intentional tort of tortious interference with the Company’s contractual relationship with one of its auditors and entered a monetary judgment in favor of the Company and against Hamot and Siegel.

Hamot (and later, his Estate) and Siegel on multiple occasions during this litigation sought to be indemnified or to be awarded advancement of various attorney’s fees and expenses incurred by them in this litigation. On January 28, 2021, Plaintiffs filed a Motion for Leave to File Amended Motion for Indemnification of Legal Fees and Expenses (“Amended Motion”). The Amended Motion demanded that the Company indemnify the Plaintiffs for legal fees and expenses incurred in the sum of $2,540,000 plus the costs incurred in obtaining indemnification, and the Company opposed the motions. On May 5, 2021, the Company, Plaintiffs and Costa Brava entered into a settlement agreement, which included a mutual general release, fully and finally settling the indemnification claim in exchange for a $1.0 million payment, which sum was paid on May 12, 2021 as reported under other income (expense) in our condensed consolidated statements of operations. This settlement concluded all open matters or disputes between the Company and Messrs. Hamot (or his estate) and Siegel, as well as the previously disposed of claims of Costa Brava.
Other Litigation
The Company may be a party to litigation from time to time arising in the ordinary course of business. In the opinion of management, while the results of such litigation cannot be predicted with any reasonable degree of certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company's condensed consolidated financial position, results of operations or cash flows.
Other - Government Contracts
As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties, and compensatory and damages. We believe the outcome of such ongoing government audits and investigations will not have a material impact on our results of operations, financial condition or cash flows.
In the performance of our contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitle to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based on the circumstances, we periodically file requests for equitable adjustments ("REAs") that are sometimes converted into claims. In some cases, these requests are disputed by our customers. We believe our outstanding modifications, REAs and other claims will be resolved without material impact to our result of operations, financial conditions or cash flows.
Note 12.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $88,000 and $389,000 for the three and nine months ended September 30, 2021, respectively, and $193,000 and $517,000 for the three and nine months ended September 30, 2020, respectively. Additionally, Mr. Wood owned 73,562 and 682,502 shares of the Company’s common stock as of September 30, 2021 and December 31, 2020, respectively.
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
On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes were fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes were permitted only if certain conditions were met. All other terms remained in full force and effect. We incurred interest expense in the amount of $90,000 and $265,000 for the three and nine months ended September 30, 2020, respectively, on the Porter Notes. On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.
On February 8, 2021, we hired Ms. Donna Hill, as Director, Human Resources, reporting directly to Ms. Nakazawa, EVP of the Company. Ms. Hill is the sister of Mr. Edward Williams, COO of the Company.

Note 13.  Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$182	$182	$546	$542
Short-term lease cost(1)	4	26	13	83
Finance lease cost
Amortization of right-of-use assets	305	305	915	915
Interest on lease liabilities	187	205	574	622
Total finance lease cost	492	510	1,489	1,537
Total lease costs	$678	$718	$2,048	$2,162
(1) Leases that have terms of 12 months or less
The weighted average remaining lease terms and discount rates were as follows:

	September 30,
	2021	2020
Weighted average remaining lease term (in years):
Finance leases	7.6 years	8.6 years
Operating leases	1.9 years	2.8 years
Weighted average discount rate:
Finance leases	5.04%	5.04%
Operating leases	5.75%	5.75%
Future minimum lease commitments at September 30, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (excluding the nine months ended September 30, 2021)	$181	$530
2022	603	2,149
2023	373	2,202
2024	27	2,258
2025	—	2,314
After 2025	—	8,344
Total lease payments	1,184	17,797
Less imputed interest	(66)	(3,149)
Total	1,118	14,648
Less Short-term portion	602	1,430
Total, net of short-term portion	$516	$13,218
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$586	$552
Cash flows from operating activities - finance leases	574	622
Cash flows from financing activities - finance leases	993	907
Operating lease right-of-use assets obtained in exchange for lease obligations	486	455

Note 14 – Stock-Based Compensation
During October 2020, the Company amended the 2016 LTIP to increase the total number of shares available for issuance to 9,400,000 from 4,500,000 and extend the term to September 30, 2030. Our 2016 LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and dividend equivalent rights to our senior executives, directors, employees, and other service providers. Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, generally two to three years and stock options granted under the 2016 LTIP expire no more than ten years after the date of grant. Approximately 5.7 million shares of our common stock were reserved for future grants as of September 30, 2021 under the 2016 LTIP.

The following are the stock-based compensation expense incurred for the three and nine months ended September 30, 2021 (in thousands). We recorded immaterial share-based compensation expense for the comparative periods ended September 30, 2020.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cost of sales - services	$442	$1,974
Sales and marketing	1,536	5,316
Research and development	970	2,079
General and administrative	9,243	37,828
Total	$12,191	$47,197
Restricted Stock Awards and Restricted Stock Unit (collectively “RSU”) Activity
The Company grants RSUs to our senior executives, directors and employees.
Service-Based RSU Awards
A summary of the awards of Service-Based RSUs that vest upon the completion of a service requirement are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Unvested Balance - December 31, 2020	59,521	$0.18	2.4	$2,000
Granted	3,036,563	35.69	—	—
Vested	(119,800)	36.17	—	—
Forfeited	(79,476)	36.63	—	—
Unvested Balance - September 30, 2021	2,896,808	$35.04	1.5	$82,300
We recognized an expense of $12.0 million and $34.0 million related to share-based compensation expense for Service-Based RSUs capable of being earned for completing a service requirement during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there was approximately $71.5 million of unrecognized stock-based compensation expense related to Service-Based RSUs, and this unrecognized expense is expected to be recognized over a weighted-average period of 1.5 years on a straight-line basis.

Performance-Based RSU Awards
A summary of the awards of Performance-Based RSUs that vest upon the attainment of certain price targets of the Company’s common stock are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Unvested Balance - December 31, 2020	—	$—	—	$—
Granted	508,903	30.09	—	—
Vested	—	—	—	—
Forfeited	(16,176)	30.84	—	—
Unvested Balance - September 30, 2021	492,727	$30.07	2.5	$14,000
During 2021 the Company granted certain senior executives awards of Performance-Based RSUs that could settle in 458,903 shares of our common stock. The awards will vest only if, during the three-year period from the date of grant, (a) the Company’s common stock, as listed on the Nasdaq Global Market, trades at or above $42.40 per share (the “Target Price”) for 20 of 30 consecutive trading days or (b) the weighted average of the per share price of the Company’s common stock over any 30 consecutive trading days is at least equal to the Target Price. Further, the Company granted 50,000 shares of Performance-Based RSUs to certain employees that will fully vest upon the achievement of certain operational milestones during a three-year period from the grant date.
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
Our key assumptions include a performance period ranging from 2.45 to 2.92 years, expected volatility between 57.4% - 58.81%, and a risk-free rate of 0.18%-0.29%. The fair value at grant date and derived service periods calculated for these market condition Performance-Based RSUs were $19.12 - $30.84 and between 0.38 - 0.76 years, respectively.
We recognized an expense of $0.2 million and $13.2 million related to share-based compensation expense for these awards of Performance-Based RSUs during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there was approximately $1.6 million of unrecognized stock-based compensation expense related to these Performance-Based RSUs, and this unrecognized expense is expected to be recognized over a weighted-average period of 0.3 years on a straight-line basis.

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
General and Business Overview
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
Our mission is to protect our customers’ people, systems, and vital information assets with offerings for cybersecurity, cloud security, and enterprise security. In the current global environment, our mission is more critical than ever. The emergence of each new information and communications technology ("ICT") introduces new vulnerabilities, as security is still too often overlooked in solution development. Networks and applications meant to enhance productivity and profitability often jeopardize an organization due to poor planning, misconfiguration, or an unknown gap in security. Ransomware, insider threats, cybercrime, and advanced persistent threats continue to menace public and private enterprises across all industries.
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
Business Environment
Our business performance continues to be heavily affected by the overall level of U.S. Government spending and the alignment of our solutions with the priorities of the U.S. Government. U.S. Government spending and contracts continue to be affected by the federal budget and appropriations process and related legislation. Due to delays in the passage of FY 2022 appropriations legislation, the federal government is operating under the terms of a Continuing Resolution ("CR"), which limits spending to the prior year’s funding levels and generally prohibits new spending initiatives and contract starts. The current CR will expire December 3, and unless the individual appropriations bills are enacted by then, another CR will be needed to avert a government shutdown.

Cybersecurity Landscape
Despite the massive shift to teleworking by federal employees and contractors as a result of the pandemic, the government has successfully maintained continuity of services. More recently, as the government has proceeded to develop and implement its reopening process, officials have said they will seek to continue to maximize use of teleworking by federal employees. As such, with much of the business of government still being conducted by federal employees working remotely using information technology systems, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.
Over the past year, continued and increasingly damaging ransomware and other cyberattacks against federal, state and local government and K-12 education (SLED), and higher education, and private sector enterprises have resulted in intensified efforts to better defend against such attacks. The growing demand for these solutions continues to provide Telos with the privilege of offering our expertise to protect these vitally important organizations.
Ransomware remains arguably the most severe cyber threat to enterprises in the commercial and SLED sectors. Our Xacta offering empowers these organizations and institutions to maintain a strong cyber risk posture to minimize the risk of ransomware gaining a foothold in their IT environment. Should ransomware get loose in the enterprise network, Telos Ghost, our virtual obfuscation network offering, can hide vital resources from view to prevent the payload from reaching them.
Critical infrastructure and industrial Internet of things are among the categories at greatest risk of cyberattacks. Energy, utilities, transportation, and food supply were among the critical infrastructure sectors that experienced high-profile breaches or ransomware attacks over the past year. Telos Ghost can hide critical OT and industrial control systems (ICS) from the public internet to keep them from being compromised. It can also cordon off financial data, medical records, intellectual property, and other crown-jewel assets from visibility or accessibility by adversaries.
Government mandates and initiatives to assure stronger security in highly regulated industries also lead to opportunities for Xacta. A pending update to the research study Telos conducted last year reveals that audit fatigue continues to burden these organizations, with automation solutions being recognized as the most effective remedy for the many repetitive and redundant tasks that security compliance requires. Xacta streamlines, harmonizes, and automates the security controls and processes that comprise the leading cybersecurity standards and frameworks, in on-premises, cloud, hybrid, and multi-cloud environments.
President Biden’s May 12 Executive Order on “Improving the Nation’s Cybersecurity” acknowledged the severity and scope of the cybersecurity challenges facing the public and private sectors, the American people and our economy. It gave direction for federal departments and agencies to modernize government cybersecurity by: moving more rapidly to adopt secure cloud services; adopting multifactor authentication; pushing for increased use in government of such practices as zero trust architecture; and improving the security and integrity of the software supply chain, with a priority on addressing critical software. The executive order also called for improving communications with cloud service providers through automation and standardization of messages at each stage of the Federal Risk and Authorization Management Program ("FedRAMP") process, and for other changes in an effort to accelerate and improve the process.
Subsequently, federal agencies, including the Cybersecurity & Infrastructure Security Agency and the Transportation Security Administration, which have specific responsibilities for various aspects of government and private sector cybersecurity, have taken steps to enhance public sector and critical infrastructure cybersecurity.
Congress has given final approval to a $1.2 trillion infrastructure package which contains a number of provisions dealing with cybersecurity and would provide considerable funding for infrastructure-related cybersecurity. We believe many of these actions could ultimately result in increased need for solutions and services provided by Telos. Congress is also considering a potentially $2 trillion budget reconciliation measure that could, among other things, also boost federal support for cybersecurity and provide additional opportunities for Telos.
For example, Telos Ghost is a perfect complement to zero trust security, creating an additional layer of defense against intruders by hiding critical resources and users in an anonymous undiscoverable network. As noted earlier, it is also ideal for protecting the crown-jewel assets of critical infrastructure from unauthorized access. Xacta streamlines and automates the critical processes of the leading cybersecurity standards and frameworks, in particular FedRAMP, allowing all process participants to collaborate within the same Xacta application to attain a FedRAMP Authority to Operate. Xacta is also a trailblazer in adopting the Open Security Controls Assessment Language, a multi-format framework adopted by FedRAMP to allow security professionals to automate security assessment, auditing, and continuous monitoring processes.

Finally, as a whole, the COVID-19 pandemic has resulted in acceleration of digital transformation and cloud adoption within the government and beyond, which will likely increase demand for Xacta and Telos Ghost. Xacta is engineered to manage risk and compliance of complex cloud and multi-cloud environments, a key capability for federal agencies and regulated industries that need to gain and maintain compliance with cloud-specific security regulations. Telos Ghost is a cloud-native, as-as-service offering that delivers network obfuscation and managed attribution capabilities on a global scale to support the cloud-enabled enterprise.
COVID-19 Pandemic
The coronavirus disease 2019 ("COVID-19") pandemic has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.
The ongoing pandemic may adversely affect our customers’ ability to perform their missions and is in many cases disrupting their operations. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer imposed limitations and using various technologies to perform their functions. On September 24, 2021, Executive Order 14042 on Ensuring Adequate COVID Safety Protocols for Federal Contractors was issued requiring, amongst other things, all employees, sub-contractors and vendors working on certain federal contracts or who do work related to these federal contracts be fully vaccinated by December 8, 2021. While that deadline to be fully vaccinated has been pushed back to January 18, 2022, this new requirement may negatively impact our ability to hire and retain talent, and to utilize certain sub-contractors and/or vendors to meet our customer demands and/or contractual requirements.
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

Consolidated Results of Operations (Unaudited)
The following table sets forth selected data as a percentage of sales for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	65.1	65.8	65.7
Selling, general and administrative expenses	44.7	25.4	55.1	26.9
Operating (loss) income	(7.5)	9.5	(20.9)	7.4
Other income (expense)	—	—	(0.6)	—
Interest expense	(0.2)	(4.2)	(0.3)	(4.5)
(Loss) income before income taxes	(7.7)	5.3	(21.8)	2.9
Benefit from (provision for) income taxes	—	—	—	0.1
Net (loss) income	(7.7)	5.3	(21.8)	3.0
Less: Net income attributable to non-controlling interest	—	(5.7)	—	(4.6)
Net loss attributable to Telos Corporation	(7.7)%	(0.4)%	(21.8)%	(1.6)%
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Revenue increased by 47.7% to $70.1 million for the third quarter of 2021, from $47.4 million for the same period in 2020. Revenue for the third quarter, excluding the contract with the U.S. Census Bureau of $1.6 million in 2021 and $9.4 million in 2020, would have grown by 79.9% in the current quarter compared with prior year same period. Security Solutions revenue was $35.7 million and $31.2 million for the third quarter of 2021 and 2020, respectively. This increase of approximately 14.4% was driven primarily by the increases in sales of Telos ID and Information Assurance offerings, offset by the decrease in Secure Communications offerings. Secure Networks revenue was $34.4 million and $16.2 million for the third quarter of 2021 and 2020, respectively. This increase of approximately 112.3% resulted from various contracts with the DoD, primarily in our Secure Mobility Solutions offerings. Due to the various solutions offerings within the business groups, sales may vary from period to period according to the solution mix and timing of deliverables for a particular period.
Cost of sales increased by 42.5% to $44.0 million for the third quarter of 2021, from $30.9 million for the same period in 2020 as a result of increases in revenue. Cost of sales for Security Solutions decreased to $15.3 million (inclusive of $0.4 million of stock-based compensation) for the third quarter of 2021 from $17.2 million for the same period in 2020 (which had no stock-based compensation), which translates as a decrease in the cost of sales as a percentage of revenue to 42.9% from 55.1%, due to a change in the mix and nature of the programs. Cost of sales for Secure Networks increased to $28.7 million (inclusive of $0.1 million stock-based compensation) for the third quarter of 2021 from $13.7 million for the same period in 2020 (which had no stock-based compensation). While the cost of sales increased between periods, the sales mix improved, which translates to a decrease in the cost of sales as a percentage of revenue to 83.4% from 84.6%.
Gross profit increased by 57.4% to $26.1 million for the third quarter of 2021 from $16.6 million for the same period in 2020. Gross profit for Security Solutions increased to $20.4 million for the third quarter of 2021 from $14.0 million for the same period in 2020. Gross profit for Secure Networks increased to $5.7 million for the third quarter of 2021 from $2.6 million for the same period in 2020. Gross margin increased to 37.2% for the third quarter of 2021 from 34.9% for the same period in 2020, due to various changes in the mix of higher profit margin contracts in all business lines as discussed above. Gross margin for Security Solutions increased to 57.1% for the third quarter of 2021 from 44.9% for the same period in 2020. Gross margin for Secure Networks increased to 16.6% for the third quarter of 2021 from 15.8% for the same period in 2020.
Selling, general, and administrative (“SG&A”) expense increased by 160.0% to $31.3 million for the third quarter of 2021, from $12.0 million for the same period in 2020, primarily attributable to increases in stock-based compensation of $11.8 million, labor costs of $5.5 million, and outside services of $1.2 million.
Operating loss was $5.3 million for the third quarter of 2021, compared to $4.5 million operating income for the same period in 2020, primarily due to the stock-based compensation expense related to the RSUs granted in fiscal year 2021.

Interest expense decreased by 90.3% to $0.2 million for the third quarter of 2021, from $2.0 million for the same period in 2020, primarily due to the repayment of the EnCap loan, subordinated debt, and redemption of public preferred stock upon the closing of our IPO in November 2020.
Income tax benefit was $41,000 for the third quarter of 2021, compared to $8,000 income tax provision for the same period in 2020, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discreet tax items, based on our expectation of pretax loss for the fiscal year.
Net loss attributable to Telos Corporation was $5.4 million for the third quarter of 2021, compared to $0.2 million for the same period in 2020, primarily due to the stock-based compensation recorded in the third quarter of 2021 as mentioned above.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Revenue increased by 32.1% to $178.4 million for the nine months ended September 30, 2021, from $135.0 million for the same period in 2020. Revenue, excluding the contract with the U.S. Census Bureau of $4.2 million in 2021 and $29.9 million in 2020, would have grown by 65.8% year-over-year. Security Solutions revenue was $89.7 million and $92.5 million for the nine months ended September 30, 2021 and 2020, respectively. This decrease of approximately 3.0% was driven primarily by decreases in sales of offerings in Telos ID, as the Census contract ramps down, and Secure Communication offerings, offset by an increase in Information Assurance offerings. Secure Networks revenue was $88.7 million and $42.5 million for the nine months ended September 30, 2021 and 2020, respectively. This increase of approximately 108.7% resulted from various contracts with the DoD, primarily in our Secure Mobility Solutions offerings. Due to the various solutions offerings within the business groups, sales may vary from period to period according to the solution mix and timing of deliverables for a particular period.
Cost of sales increased by 32.4% to $117.4 million for the nine months ended September 30, 2021, from $88.7 million for the same period in 2020 as a result of increases in revenue. Cost of sales for Security Solutions decreased to $44.5 million (inclusive of $1.7 million of stock-based compensation) for the nine months ended September 30, 2021 from $53.8 million for the same period in 2020 (which had no stock-based compensation), which translates as a decrease in the cost of sales as a percentage of revenue to 49.6% from 58.2%, due to a change in the mix and nature of the programs. Cost of sales for Secure Networks increased to $72.9 million (inclusive of $0.3 million of stock-based compensation) for the nine months ended September 30, 2021 from $34.9 million for the same period in 2020 (which had no stock-based compensation), which translates as an increase in the cost of sales as a percentage of revenue to 82.2% from 82.1%.
Gross profit increased by 31.5% to $61.0 million for the nine months ended September 30, 2021 from $46.4 million for the same period in 2020. Gross profit for Security Solutions increased to $45.2 million for the nine months ended September 30, 2021 from $38.7 million for the nine months ended September 30, 2020. Gross profit for Secure Networks increased to $15.8 million for the nine months ended September 30, 2021 from $7.6 million for the nine months ended September 30, 2020. Gross margin decreased to 34.2% as of the third quarter of 2021 from 34.3% for the same period in 2020, due to various changes in the mix of contracts in all business lines as discussed above. Gross margin for Security Solutions increased to 50.4% as of the third quarter of 2021 from 41.8% for the same period in 2020. Gross margin for Secure Networks decreased to 17.8% as of the third quarter of 2021 from 17.9% for the same period in 2020.
SG&A expense increased by 170.1% to $98.3 million for the nine months ended September 30, 2021, from $36.4 million for the same period in 2020, primarily attributable to increases in stock-based compensation of $45.2 million, labor costs of $11.9 million, outside services of $3.2 million, insurance costs of $1.0 million, and trade show costs of $1.1 million, offset by the decrease in bonus costs of $1.6 million.
Operating loss was $37.3 million for the nine months ended September 30, 2021, compared to $10.0 million of operating income for the same period in 2020, primarily due to the stock-based compensation recorded as of the third quarter of 2021 as mentioned above.
Other expense for the nine months ended September 30, 2021 was $1.0 million compared to $14,000 of other income for the nine months ended September 30, 2020 was as a result of the settlement of outstanding litigation.
Interest expense decreased by 90.3% to $0.6 million for the nine months ended September 30, 2021, from $6.0 million for the same period in 2020, primarily due to the repayment of the EnCap loan, subordinated debt, and redemption of public preferred stock upon the closing of our IPO in November 2020.

Income tax provision was $6,000 for the nine months ended September 30, 2021, compared to $136,000 income tax benefit for the same period in 2020, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the nine months period plus discreet tax items, based on our expectation of pretax loss for the fiscal year.
Net loss attributable to Telos Corporation was $38.9 million for the nine months ended September 30, 2021, compared to $2.2 million for the same period in 2020, primarily attributable to the stock-based compensation recorded in 2021 as mentioned above.
Balance Sheet Review
Assets
The Company's total assets as of September 30, 2021 were $242.7 million compared to $183.8 million as of December 31, 2020. The increase in total assets was primarily attributable to an increase in cash and cash equivalents provided by the follow-on offering, an increase in accounts receivables due to higher revenue generation and increase in intangible assets and goodwill as a result of the acquisition during the nine months ended September 30, 2021.
Liabilities
The Company's total liabilities as of September 30, 2021 were $71.2 million compared to $56.7 million as of December 31, 2020. The increase in total liabilities was primarily attributable to the increase in accounts payable and other accrued liabilities as a result of the increase in cost of sales as of September 30, 2021.
Equity
As of September 30, 2021, the Company had a total equity of $171.5 million compared to $127.1 million as of December 31, 2020. The increase in equity is primarily driven by the follow-on offering that raised $64.3 million and stock-based compensation of $47.2 million; offset by the repurchase of the common stock and outstanding warrants held by EnCap for $1.3 million and $26.9 million, respectively. The Company reported a net loss of $38.9 million for the nine months ended September 30, 2021.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the non-GAAP financial measures of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
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

Enterprise EBITDA and Adjusted EBITDA
Both Enterprise EBITDA and Adjusted EBITDA are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, an alternative to net loss as determined by GAAP. We define Enterprise EBITDA as net loss attributable to Telos Corporation, adjusted for net income attributable to non-controlling interest, non-operating (income) expense, interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as Enterprise EBITDA, adjusted for transaction gains/losses/expenses related to our IPO and stock-based compensation expense.
A reconciliation of net loss attributable to Telos Corporation to Enterprise EBITDA and Adjusted EBITDA, the most directly comparable GAAP measure, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to Telos Corporation	$(5,387)	$(200)	$(38,894)	$(2,178)
Adjustments:
Net income attributable to non-controlling interest	—	2,694	—	6,284
Non-operating (income) expense	(20)	(2)	1,001	(14)
Interest expense	195	2,013	583	6,026
(Benefit from) provision for income taxes	(41)	8	6	(136)
Depreciation and amortization	1,459	1,284	4,223	4,018
Enterprise EBITDA	(3,794)	5,797	(33,081)	14,000
Stock-based compensation expense	12,191	4	47,197	4
Adjusted EBITDA	$8,397	$5,801	$14,116	$14,004
Adjusted Net Income (Loss) and Adjusted EPS
Adjusted Net Income (Loss) and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to net income (loss) as determined by GAAP. We define Adjusted Net Income (Loss) as net income (loss) attributable to Telos Corporation, adjusted for non-operating expense (income) and stock-based compensation expense. We define Adjusted EPS as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding for the period.
A reconciliation of net loss attributable to Telos Corporation to Adjusted Net Income (Loss) and Adjusted EPS, the most directly comparable GAAP measure, is as follows:

Three Months Ended September 30,	2021		2020
	Adjusted Net Income (Loss)	Adjusted Earnings Per Share	Adjusted Net Income (Loss)	Adjusted Earnings Per Share
	(in thousands)		(in thousands)
Reported GAAP measure	$(5,387)	$(0.08)	$(200)	$(0.01)
Adjustments:
Non-operating income	(20)	—	(2)	—
Stock-based compensation expense	12,191	0.18	4	—
Adjusted non-GAAP measure	$6,784	$0.10	$(198)	$(0.01)
Weighted-average shares of common stock outstanding	66,755		39,002

Nine Months Ended September 30,	2021		2020
	Adjusted Net Income (Loss)	Adjusted Earnings Per Share	Adjusted Net Income (Loss)	Adjusted Earnings Per Share
	(in thousands)		(in thousands)
Reported GAAP measure	$(38,894)	$(0.59)	$(2,178)	$(0.06)
Adjustments:
Non-operating expense (income)	1,001	0.01	(14)	—
Stock-based compensation expense	47,197	0.72	4	—
Adjusted non-GAAP measure	$9,304	$0.14	$(2,188)	$(0.06)
Weighted-average shares of common stock outstanding	65,999		38,554
Free Cash Flow
Free cash flow, as reconciled in the table below, is a non-GAAP financial measure defined as net cash provided by or used in operating activities, less capital expenditure and adjusted for the final distribution to Telos ID Class B members included in cash from operating activities. This non-GAAP financial measure may be a useful measure for investors and other users of our financial statements as a supplemental measure of our cash performance and assess the quality of our earnings as a key performance measure in evaluating management.

Nine Months Ended September 30,	2021	2020
	(in thousands)	(in thousands)
Net cash flows provided by operating activities	$6,668	$11,957
Adjustments:
Capital expenditure	(7,784)	(6,083)
Final distribution to Telos ID Class B member - included in cash from operating activities	2,436	—
Free cash flow	$1,320	$5,874
Each of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow does not reflect our future requirements for capital expenditures or contractual commitments, does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow differently than we do, which limits its usefulness as a comparative measure. Because of these limitations, neither Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS nor Free Cash Flow should be considered as a replacement for net income (loss), earnings per share or net cash flows provided by operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
Liquidity and Capital Resources
Upon the closing of the IPO in November 2020, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the ERPS Conversion (see Note 9 – Exchangeable Redeemable Preferred Stock Conversion), $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 3 – Non-controlling Interests / Purchase of Telos ID), and $21.0 million to repay our outstanding senior term loan and subordinated debt (see Note 8 – Debt Obligations).

On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase warrants to purchase 900,970 shares our common stock owned by EnCap (see Note 8 - Debt Obligations). Further, on July 30, 2021, we used approximately $5.9 million of the net proceeds to acquire the assets of DFT (see Note 4 - Acquisition).
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
Our working capital was $137.9 million and $105.2 million as of September 30, 2021 and December 31, 2020, respectively. Although no assurances can be given, we expect our current sources of liquidity are sufficient to support our operating, investing and financing needs for the next 12 months.
We ended the third quarter of 2021 with a cash and cash equivalent balance of $134.1 million compared to $106.0 million at the end of 2020. We believe we have adequate funds on hand to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first nine months of 2021 and 2020, as classified on the Condensed Statements of Cash Flows in Part I, Item 1.
Cash provided by operating activities was $6.7 million for the nine months ended September 30, 2021, compared to cash provided by operating activities of $12.0 million for the same period in 2020. Cash provided by or used in operating activities is primarily driven by the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover.
Cash used in investing activities was approximately $13.7 million and $6.1 million for the nine months ended September 30, 2021 and 2020, respectively, primarily driven by the $5.9 million of cash paid for the acquisition completed in July 2021 (see Note 4 - Acquisition).
Cash provided by financing activities was $35.1 million for the nine months ended September 30, 2021 compared to cash used in financing activities of $2.3 million for the same period in 2020, primarily attributable to the proceeds from the follow-on offering that generated $64.3 million of net proceeds, reduced by $26.9 million used to repurchase the outstanding warrants and $1.3 million to repurchase the common stock held by EnCap.
Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Critical Accounting Policies

During the three months ended September 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 25, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021 was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings may be found in Note 11 – Commitments and Contingencies to the condensed consolidated financial statements.
Item 1A.  Risk Factors
There were no material changes in the period ended September 30, 2021 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Securities
None.

(b)Use of Proceeds
None.

(c)Issuer Purchases of Equity Securities
None.
Item 3.    Defaults upon Senior Securities

None.
Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101
* filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza
Mark Bendza Chief Financial Officer (Principal Financial and Accounting Officer)