Form 10-K
period 2021-12-31
TELOS CORP
filed 2022-03-28
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of a share of the registrant's common stock as of June 30, 2021, was approximately $1.7 billion.
As of March 21, 2022, the registrant had outstanding 67,867,500 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's Proxy Statement relating to the registrant's 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K where indicated.

Cautionary Note Regarding Forward-Looking Statements
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
The Company was incorporated as a Maryland corporation in October 1971. On November 19, 2020, we completed our initial public offering ("IPO") of shares of our common stock. We issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the conversion of our outstanding shares of 12% Exchangeable Redeemable Preferred Stock into the right to receive cash and shares of our common stock, $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID, and $21.0 million to repay our outstanding senior term loan and subordinated debt.
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase warrants to purchase 900,970 shares of our common stock owned by Enlightenment Capital Solution ("EnCap"). Further, on July 30, 2021, we used approximately $5.9 million of the net proceeds to acquire the assets of Diamond Fortress Technologies ("DFT").
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
Cybersecurity, cloud security, and enterprise security of the modern organization share much in common, yet also call for a diverse range of skills, capabilities, and experience in order to meet the requirements of security-conscious customers. Decades of experience in developing, orchestrating, and delivering solutions across these three domains gives us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level. Our experience in addressing challenges in one area of an enterprise helps us meet requirements in others. We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges. Our security solutions span across the following domains: Cybersecurity, Cloud Security and Enterprise Security.
Key Customers
Our customer base consists of the United States ("U.S.") federal government, large commercial businesses, state and local governments, and international customers. Our consolidated revenues are largely attributable to prime contracts or to subcontracts with our contractors engaged in work for the U.S. government; with the remaining attributable to state, local and commercial markets.

Our federal government customers include the Department of Defense (“DoD”), the Central Intelligence Agency (“CIA”) and multiple other agencies within the Intelligence Community (“IC”), Defense Manpower Data Center, and multiple civilian agencies, including the Department of Homeland Security (“DHS”), the U.S. Department of State (“DoS”), the Federal Bureau of Investigation (“FBI”), Department of Health and Human Services ("DHHS"), and U.S. Census Bureau. These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Our commercial customers include leading enterprises such as Amazon.com, Inc., Microsoft Corporation, Zscaler and Salesforce.com, Inc.
We have conducted business with over 300 customers in each of the last three years. For the year ended December 31, 2021, a significant portion of our revenue was derived from sole-source contracts or contracts for which we had limited competition. Our customers are highly targeted by cyber attackers and require continuous real-time insights to make informed decisions about how to effectively balance the constraints of security risk with the freedom to act and decide in the best interests of the organization and the greater good of the public. Our advanced security solutions help protect and ensure confidence in the information that is vital to the world’s most important commercial and governmental organizations, national security, and mission success for the war fighter.
Our security solutions are the product of the extensive labor investment in developing our intellectual property and highly sophisticated software technology. These investments helped us expand with commercial customers, and win additional contracts within the military, the IC and civilian government agencies. Once our security solutions are embedded in our customers’ technology infrastructure, these customer relationships often expand and lead to us providing additional security solutions.
Our Market
Our market includes organizations in business across industry verticals, government, and the military. We believe that digital transformation is a reality for these organizations and that the ICT systems they depend on for their success and security are subject to unprecedented levels of stress, threat, and attack. Market-disrupting technologies, a global pandemic, and economic uncertainty make it difficult for these organizations to plan for business expansion, develop new programs in service to the public, or prepare military forces for the nation’s defense. Public and private enterprises alike face the following dynamic challenges that threaten their security:
•Heavy dependence on information and operational technologies ("OT"). Organizations are increasingly dependent on technology, including mobile and wireless applications, cloud-based resources, industrial internet of things (“IoT”), industrial control systems (“ICS”), supervisory control and data acquisition (“SCADA”), and others.
•Digital transformation and accelerating migration to the cloud. Enterprises and government agencies are accelerating the migration of applications, storage, and ICT/OT infrastructure to hosted and cloud environments. More organizations – including highly security-conscious agencies within the U.S. government and commercial entities – are gaining comfort and confidence in the cloud, taking advantage of the rapid application development, greater flexibility, and strategic agility that the cloud offers.
•Ability to work across and beyond the enterprise. Organizations are no longer defined by or confined by real estate, geography, or personnel rosters. Information and applications are now accessible in the cloud. Mobile devices free personnel to work wherever their mission takes them. Employees, contractors, and partners collaborate in the physical and digital domains, trusting that they can rely on the integrity and trustworthiness of their people and their systems.
•Turbulent technology environment due to Coronavirus disease 2019 ("COVID-19"). The COVID-19 pandemic has accelerated the growth of the remote workforce and thus, cyber risk. Existing technologies for mobility are being stretched to the limit, and enterprises are facing dramatic growth in cyberattack risk as a result of personnel and systems that are still adjusting to an increasing number of workers accessing systems remotely. Ransomware, phishing attempts, and inadequate virtual private networks (“VPNs”) all contribute to a significant increase in threats and vulnerabilities.
The networked nature of enterprise technologies and the ability to work outside the organizational perimeter result in increased risk and the constant threat of attack. In particular, the cloud adds new complexities due to the shared responsibility of cloud security and the need to manage and maintain the compliance of cloud-based resources.

Our solutions across a wide variety of use cases are designed to address our customers’ proliferating need to understand and address cybersecurity risk, reduce the organizational attack surface, enhance enterprise mobility, expand adoption of cloud computing, and manage and protect identities in an increasingly dynamic and intensifying threat landscape. By addressing the breadth of our customers’ complex and evolving needs, we believe that our total addressable market in 2022 for the security services and products that we provide is over $80 billion.
Business Segments
During the last quarter of 2021, we changed our segment reporting to reflect changes to our organization and leadership structure. These changes align with the Company's operational and strategic objectives and mission to meet the customer demand for information technology ("IT") solutions. As a result, we established two segments - Security Solutions and Secure Networks - which previously was one operating and reportable business segment. With these changes, the following is a description of the principal activities that comprise each of our two operating segments:
Security Solutions:
The Security Solutions segment focuses on cybersecurity, cloud, and identity solutions. Cybersecurity solutions help our customers ensure the ongoing security, integrity and compliance of their on-premises and related cloud-based systems by reducing threats and vulnerabilities to foil cyber adversaries before they can attack. Our security engineers and subject matter experts assess our customers’ cybersecurity environments and design, engineer, and operate systems needed to strengthen their cybersecurity postures. Our cloud solutions leverage the specialized skills and experience needed to help our customers plan, engineer, execute and accelerate secure cloud migrations while assuring ongoing management and security of enterprise cloud technology environments. Our identity solutions deliver digital identity, biometric, and nationwide enrollment services and address Know Your Customer ("KYC") and identity management challenges for enterprises working within regulated and critical infrastructure environments. Security Solutions represented 51.0%, 65.2% and 64.0% of total revenues for fiscal 2021, 2020 and 2019, respectively.
Secure Networks:
The Secure Networks segment provides secure networking architectures and solutions to the DoD, IC and other federal governmental agencies. Our net-centric solutions enable collaboration and connectivity in order to increase efficiency, reduce costs, and improve mission outcomes. Telos provides an extensive range of wired and wireless, fixed and deployable, classified and unclassified voice, data, and video secure network solutions and services to support defense and civilian missions. Capabilities include network design, operations, and sustainment; system integration and engineering; network security and compliance; deployable comms; innovation and digital transformation; service desk; defensive cyber operations; and program management. Secure Networks represented 49.0%, 34.8% and 36.0% of total revenues for fiscal years 2021, 2020 and 2019, respectively.
Additional information regarding our segments is presented in Note 17 - Segment Information to the consolidated financial statements at Item 8 of this Form 10-K.
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

•Secure Communications:
◦Telos Ghost®: a virtual obfuscation network-as-a-service with encryption and managed attribution capabilities to ensure the safety and privacy of people, information, and resources on the network. Telos Ghost seeks to eliminate cyberattack surfaces by obfuscating and encrypting data, masking user identity and location, and hiding network resources. It provides the additional layers of security and privacy needed for intelligence gathering, cyber threat protection, securing critical infrastructure, and protecting communications and applications when operations, property, and even lives can be jeopardized by a single error in security.
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
•Telos ID: offering identity trust and digital services through IDTrust360® – an enterprise-class digital identity risk platform for extending flexible hybrid cloud identity services enabled for mobile and enterprise environments and custom digital identity services that mitigate threats through the integration of advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. In April 2021, Telos announced the acquisition of DFT, whose ONYX® touchless mobile fingerprint software is being integrated with the IDTrust360 platform. We maintain government certifications and designations that distinguish Telos ID, including Transportation Security Administration ("TSA") PreCheck® enrollment provider, Designated Aviation Channeling ("DAC") provider, FBI-approved Channeler, and the Financial Industry Regulatory Authority (“FINRA”) Electronic Fingerprint Submission provider.
Secure Networks
•Secure Mobility: solutions for business and government that enable remote work and minimize operational and security concerns across and beyond the enterprise. Our secure mobility team brings credentials to every engagement, supplying deep expertise and experience as well as highly desirable clearances and industry-recognized certifications for network engineering, mobility, and security.
•Network Management and Defense: services for operating, administrating, and defending complex enterprise networks and defensive cyber operations. Our diverse portfolio of capabilities addresses common and uncommon requirements in many industries and disciplines, ranging from the military and government agencies to Fortune 500 companies.
Xacta
Xacta Overview
Xacta delivers automated cyber risk and compliance management solutions to large commercial and government enterprises. Xacta is sold as a solution, which includes Xacta technology and Xacta subject matter experts (“SMEs”) to help with deployment, ongoing support, and training to ensure rapid and long-term customer success. Our solution-based business model provides predictable, recurring, and growing revenue year-on-year.
Xacta disrupted the cyber risk and compliance management industry 20 years ago. When it was first introduced, Xacta represented a new way of doing business that challenged the inefficient labor-intensive business models of traditional consultants and government contractors who charge by the hour.
Over the past two decades, we have developed and evolved Xacta to make security risk and compliance activities more efficient through intelligent workflow-based automation. Many cyber risk and compliance management activities can be automated via our data interrogation capabilities, which greatly reduces the need for inefficient Time and Materials (“T&M”) services. More importantly, we believe that certain critical capabilities like continuous monitoring are effectively impossible without automation.

Xacta is the de facto commercial cyber risk and compliance management solution across the U.S. federal government. Noteworthy U.S. government enterprise customers include DoD, multiple agencies within the IC (including the CIA), and civilian agencies such as DoS and the FBI. Xacta is also being adopted by very large commercial organizations like Amazon Web Services (“AWS”), Microsoft Azure and Oracle Cloud Infrastructure.
Across these government and commercial customers, we currently have hundreds of Xacta deployments used to manage tens of thousands of mission-critical and national security systems that are comprised of millions of critical information technology (“IT”) assets and cloud resources. There are also more than 20,000 professionals who actively use Xacta to manage cyber risk for a wide range of IT/information systems in warfighting, intelligence, business/financial, and healthcare applications.
In 2016, at the request of the CIA, we evolved Xacta from an on-premises cyber risk and compliance management solution used to manage traditional IT assets, to a solution that also manages cloud resources. As a result, we believe that Xacta is unique in its ability to manage complex hybrid IT environments that span on-premises, cloud, and multi-cloud. Our cloud focus has attracted the attention of the world's largest cloud and cloud service providers, many of which are now our partners and customers. These partnerships have greatly increased our market opportunity, as many organizations look to migrate to the cloud. Security compliance remains a major inhibitor to cloud adoption. Xacta addresses this issue by automating and accelerating security compliance activities allowing organizations to migrate to the cloud more quickly and securely.
Recognizing these advantages, three of the largest cloud providers in the world, AWS, Microsoft Azure and Oracle Cloud Infrastructure, have partnered with Telos to use Xacta to accelerate security compliance activities in their high-security, air-gapped environments.
Our cloud focus has also resulted in significant partnerships with other cloud organizations and other cloud providers (i.e. Rackspace Technology, Inc.), which are helping Software as a Service ("SaaS") vendors address cloud compliance requirements, including the Federal Risk and Authorization Management Program (“FedRAMP”), which the federal government requires for all SaaS solutions. These organizations understand that Xacta’s ability to reduce the security compliance burden helps accelerate cloud adoption and generates cloud usage and revenue more quickly. Xacta’s capabilities are strategic advantage by cloud-centric organizations.
Managing cyber risk is top-of-mind for many organizations today. There is an increasing number of security standards and regulations with which global organizations must comply. The National Institute of Standards and Technology (“NIST”) is the source for many security standards that are being adopted globally. Telos, using Xacta, has specialized in supporting NIST-based standards for approximately 20 years. We have been considered by a leading, third-party consultancy to be NIST-based cybersecurity domain experts.
Xacta’s Critical Capabilities
Xacta offers a number of critical and differentiated capabilities that support a wide range of cyber risk and compliance management use cases, such as:
•Automated asset inventory – helps quickly define IT boundary and parameters, and establish audit and test plans.
•Automated control validation – reduces the manual test efforts.
•Automated continuous control monitoring – offers ongoing assurance of compliance.
•Vulnerability management functionality – understand vulnerabilities that apply to IT environments.
•Remediation management – workflow to help organizations prioritize risk, establish remediation plans, and track remediation progress to closure.
•Automated regulatory report generation – reduces the manual effort needed to create regulatory reports (bi-product of the workflow process).
•Cloud integration – allows Xacta to manage cloud-based resources (multi-cloud environments) as well as on-premises assets.
•Cloud deployment – allows Xacta to be deployed as a SaaS, Virtual Machine Image (“VMI”), Amazon Machine Image, and Microsoft Azure VMI, as well as on-premises.
•Intelligent workflow – Artificial Intelligence (“AI”)-like functionality reduces the need for manual intervention.
•Predictive control mapping – AI-like functionality helps reduce redundant control testing and manual control mapping effort to help address audit fatigue.
•Automated control inheritance – allows organizations to share common compliance information. Cloud providers share common controls with customers as per the shared responsibility model of cloud security, which greatly reduces manual effort and enables rapid cloud adoption.
•Visualization and reporting – reduces dependency on third-party business intelligence products.

•End-to-end workflow capabilities – support for complex system authorization processes like FedRAMP and the NIST Risk Management Framework, dramatically reducing time, cost, and effort.
•Evidence of security posture compliance – designed to provide the body of evidence needed for regulatory or legal proceedings and insurance claims to verify security posture compliance with industry best practices at the time of an event.
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
Xacta also currently supports various vendor and supply chain risk management standards such as NIST Special Publication 800-161 and NIST Special Publication 800-171. NIST 800-171 is a contractual requirement for approximately 70,000 commercial companies that support the U.S. federal government.
Xacta will also support an emerging standard called Cybersecurity Maturity Model Certification, which will soon be required by more than 300,000 commercial organizations that support DoD.
Xacta has highly customizable workflows that can be configured to support most any cybersecurity/risk and compliance management frameworks. To that end, Xacta can support national and international security compliance standards such as HIPAA, PCI-DSS, ISO 27000, and many others.
Xacta does not require a customer to abandon (i.e., rip and replace) its existing solutions – rather, it works with the customer’s prior software choices and uses those software choices as data feeds so that Xacta can perform automated (and continuous) security compliance validation.
Xacta use cases include audit management, compliance management, inventory management, vulnerability management, continuous compliance monitoring, vendor and supply chain risk management, cyber risk management, risk remediation management, and security authorizations. These use cases are broadly applicable across industry verticals globally and help explain the large and expanding market in which Xacta participates.
Our goal is to make Xacta the default security risk and compliance management solution of choice for commercial and government entities across the globe that seek continuous compliance with cybersecurity and risk management frameworks and standards.
Telos Ghost
Telos Ghost Overview
As cyber threats have increased in scope and scale and the consequences of hacks and breaches have grown, we have developed a solution that enables organizations to work on the internet without being detected. In 2018, we introduced Telos Ghost, which allows our customers to shield critical assets, communications, transactions, and even their very presence on the web from the view of cyber adversaries.

Conceived on the notion that “you can’t exploit what you can’t see,” Telos Ghost provides organizations a virtually anonymous way to do business, connect with global resources, and conduct research online. Telos Ghost is a virtual obfuscation network-as-a-service that:
•Obscures and varies network pathways to prevent adversaries from tracking users and information;
•Uses multiple layers of encryption to protect information and remove source and destination IP addresses, eliminating network paths back to the source;
•Enables users to manage their technical and non-technical persona to disguise their identity and location; and
•Hides critical network resources and sensitive corporate assets using cloaked capabilities for email, storage, unified communications, and other applications.
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
Telos Ghost Critical Capabilities
•Private Web Access: Secure, anonymous internet access. Telos Ghost disguises the identity and location of personnel when using the public web for cyber threat intelligence and competitive research. It provides users with dynamic access for every session and assures that traffic securely traverses the virtual private lines of Telos Ghost. Scalable and flexible, Telos Ghost Private Web Access allows users multiple points of international or domestic egress to the public internet based on customer requirements. Traffic mixing and misdirection techniques are designed to ensure that activity remains anonymous, obscure and private.
•Private Network Access: Leased-line security with VPN flexibility. This capability is designed to allow authorized users to work with mission-critical enterprise information without being seen or discovered. It enables the establishment of sustainable cybersecurity infrastructure, providing multi-layered secure tunnels for data traffic and obscuring the correlation between the entry doorways and the client cloud from external observers. Software and system agnostic and accessible from nearly any device and location, Telos Ghost Private Network Access is designed to provide a full security solution while maintaining existing encryption and software services.
•Cloaked Services: Hidden unified mobile communications, storage, and applications. Telos Ghost also provides remote users with the ability to securely talk, text, email, store information, and use video and applications over nearly any mobile device. These abilities include fully encrypted geo-masked hidden mobile communications for device-agnostic voice, video, chat, and data; hidden storage to store, analyze, and collaborate privately and securely within Telos Ghost; and hidden email and applications that cloaks the servers for access only by Telos Ghost users.
Telos Ghost Applications
•Cyber threat research. Telos Ghost provides members of a U.S. government organization with an isolated networking infrastructure that enables red team members to operate securely and privately without attracting unwanted attention.
•Open-source intelligence. A U.S. government organization uses Telos Ghost to securely conduct open source cyber threat intelligence analysis.
•Supply chain security vulnerability assessment. A security company that vets the vulnerability of supply chains in the Defense Industrial Base uses Telos Ghost to inspect the digital connections of the supply chain online, safe from observation by adversaries that might otherwise evade discovery.
•Worldwide investigative and recovery services. A commercial firm uses Telos Ghost for cloaked online research and voice communications over mobile devices to enable secure, privatized communications as they track and recover property from nefarious actors.
•Hide Critical Assets. A U.S. government organization uses Telos Ghost to hide mission-sensitive information in a cloud-based repository. Information transfer to and from this cloud-based repository is also hidden from being seen on the public internet, as well as the workstations used to perform this information transfer.

Telos AMHS
Telos AMHS is used by military field operatives for critical communications on the battlefield. Since 1999, it has been one of our signature security solutions and has been one of the most widely used organizational messaging products in DoD and other agencies charged with defending U.S. national security.
Telos AMHS is designed to support a range of secure messaging services to a worldwide community of U.S. military, IC, other federal government, and allied customers operating in both strategic and tactical environments. It is used to securely transmit messages that provide direction and establish a formal position, commitment, or response requiring the authority of an organization, rather than an individual, including:
•Military command and control;
•Cross-border authorizations;
•Exchanges between military forces of sovereign nations;
•High-level policy, procedure, or directives; and
•Response to legal, sensitive, or personnel matters.
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
More than fifty organizations around the world depend on Telos AMHS, including the Joint Staff, combatant commands, military services, defense agencies, federal agencies, and the IC. Telos AMHS provides a proven return on investment over alternative organizational messaging offerings and is being implemented on a SaaS basis by an increasing number of organizations.
Telos ID Offerings
Telos ID Overview
Telos ID provides trusted identity and digital services that are critical for the delivery of vital citizen services that millions of Americans rely on each year. Access to these vital services requires a robust and reliable infrastructure comprised of advanced technologies, facilities, and professional staff members that can effectively deliver these services around the world.
We have transformed the Telos ID business model by leveraging a flexible hybrid cloud identity services approach. We utilize our partnerships with AWS and ServiceNow, and we have fully integrated a robust suite of customer service, cybersecurity, and performance monitoring tools that align with DHS’s Continuous Diagnostics and Mitigation (“CDM”) Program that are designed to enable us to quickly deliver SaaS or turn-key solutions to our federal customers. Our digital platform extends web, mobile, and client applications that also drive professional services and product licensing opportunities. Our services are differentiated because our back-end system is intended to interface with critical homeland security and law enforcement systems and are tightly coupled with a mature, modern cloud-based platform that can scale to support large federal, state, local, and commercial programs.
We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck enrollment provider, TSA DAC service provider, FBI-approved Channeler, and the FINRA Electronic Fingerprint Submission provider.
Our strategic partners offer retail and on-demand service channels that further differentiate our offerings. Our established global logistics infrastructure provides responsive supply chain support. We operate a 24/7/365 full-service call center with chat-bots, AI, and virtual agent support, all of which contribute to scalability. Our network and security operations centers align with U.S. Computer Emergency Readiness Team and CDM best practices.

Telos ID Applications and Use Cases
•U.S. Military ID. For more than 25 years, Telos ID’s identity trust services have provided access to health care, commissary services, and critical defense resources for more than 2,000,000 military members, their dependents, and civilian employees through the use of the Common Access Card (“CAC”). We provide near real-time data collection support on personnel movement and location information for operating forces, government civil servants, and government contractors in specified operational theaters. This system has captured over 693,000,000 scans of government, U.S. military, and contractor personnel since its inception. Our logistics infrastructure provides responsive 24-hour delivery of components to our warfighters deployed across the globe, and we custom-build our identity, credentialing, and access management solutions to function effectively in austere environments that demand reliability and performance at all times.
•TSA Aviation Channeling and Vetting. To date, our TSA-approved DAC service has processed over 1,500,000 aviation workers' biographic and biometric data. Telos ID DAC services provide comprehensive background checks for those working in secure areas of U.S. commercial airports, enabling the submission of aviation worker's biographic and biometric data for a secure, efficient, cost-effective approach. Telos ID DAC services meet TSA and DHS requirements for handling personally identifiable information and biometrics. As one of only two TSA authorized DACs, we offer our aviation partners (airports, airlines, general aviation) innovative biometric, identity trust, and customer service technologies that are critical to the operation of more than half of the largest airports in the nation. We actively support nearly 100 commercial airports, airlines, and general aviation customers. We were the first DAC to offer and implement the FBI's RAP Back Service to our aviation partners, enabling continuous monitoring of aviation workers' criminal histories to mitigate the insider threat. Our Independent Secure Flight Vetting technology provides TSA-approved Secure Flight vetting for non-travelers requiring access to airport secure areas.
•U.S. Census Bureau Enumerator Screening. For the 2020 U.S. Census, we processed more than 1,000,000 enumerators through our 1,100 identity service centers. Telos ID extended digital identity verification, fingerprinting, and photo services across the nation in support of U.S. Census hiring initiatives. We custom designed and deployed more than 1,300 desktop, kiosk, and mobile workstations that were operated by thousands of U.S. Census-cleared staff members. At the peak, Telos ID’s managed service supported more than 30,000 appointments per day, and our customer call center handled more than 35,000 daily calls.
•TSA PreCheck Enrollment Screening. Telos ID’s award of a 10-year contract to provide enrollment services in support of the TSA PreCheck Enrollment Program presents a large, high-profile opportunity for us, and we are preparing to launch services under this program as soon as authorized by TSA. The TSA PreCheck contract is an important example of a government-sponsored, consumer-facing opportunity, in which we provide PreCheck enrollment services to individual, fee-paying applicants. Telos ID’s service will engage with the world’s leading airline, hospitality, credit card, and other Fortune 500 businesses to provide consumer marketing and loyalty program tie-ins to promote the PreCheck program. In addition, this program is expected to feature an omnichannel market approach that leverages advanced digital services to reach our customers across several market segments.
•CMS Healthcare Provider Screening. Telos ID was awarded a 10-year contract to provide technology and service solutions that detect, prevent, and proactively deter fraud, waste and abuse in the Medicare and Medicaid programs. Once the CMS program is implemented, Telos ID’s digital identity trust platform and digital services is expected to offer critical technology necessary to identify and mitigate fraud across the United States. Health care providers will be required to undergo FBI-based non-criminal history checks requiring identity trust services, including identity verification, fingerprinting, and continuous monitoring. The substantial efforts by the federal health authorities to manage the pandemic and the administration of vaccines has resulted in the indefinite delay of the CMS program.
Telos ID's digital trusted identity platform – IDTrust360 – is a fully integrated suite that addresses challenges pertaining to KYC, insider threats, access and authorization, regulatory compliance, and other business requirements. It delivers identity trust, multi-modal biometric capture and matching, identity assurance, identity vetting, document validation, credentialing, and numerous other capabilities. Its open architecture is supported by a flexible API gateway and a robust workflow engine that can efficiently extend individual services or offer the entire platform as a SaaS or turn-key solution for our customers.

IDTrust360 is the only commercially owned and operated platform on the market with direct interfaces to the FBI's criminal records, DHS's terrorist watch list service, Treasury's pay.gov, other government identity risk management systems, and numerous commercial identity, intelligence, and risk-based data sources. We are actively engaged with federal customers to integrate vital event records, government identification document records, and other fingerprint-based biometric records hosted across multiple agencies. This enables Telos ID to offer NIST-compliant digital identity services aligned with federal security mandates.
IDTrust360 extends web, mobile, and client applications within a fully integrated low-code development environment for rapid application development. IDTrust360® leverages leading cybersecurity and network monitoring tools aligned with DHS CDM and industry best practices for strengthening network defense and enhancing the resiliency of our infrastructure necessary for managing and protecting millions of identity records, sensitive information, and end-point hardware components deployed across thousands of sites around the world. Telos ID customers operate in defense, homeland security and law enforcement, financial, health, commerce, transportation, retail, and other market segments.
Secure Mobility
Approximately 20 years ago, we were the first non-government solutions provider to receive approval to design and deliver secure wireless solutions to DoD. That authorization to operate enabled us to build a very large footprint within DoD and the U.S. Air Force. As a result, we have a long track record of enabling our customers to work remotely and securely. Given the depth of our relationships, when one of our customers elects to modernize its remote mobility infrastructure, it frequently chooses to work with us. Within the U.S. Air Force and supporting DoD communities, we have designed and delivered enterprise-level secure mobile networks on every active duty, Air National Guard, and Air Force Reserve site worldwide.
Our secure mobility team brings credentials to every engagement, supplying deep expertise and experience as well as highly desirable clearances and industry-recognized certifications for network engineering, mobility, and security. We also foster and maintain key industry partnerships, offering insight into technology advances and early access to new secure mobility solutions.
Network Management and Defense
On a managed basis, we offer a broad suite of services needed to operate, administer, and defend complex enterprise networks, giving our customers the benefit of these capabilities without committing to the cost and burden of providing the services for themselves. We have the expertise to manage and defend large-scale enterprises and have been successful over the period of many years at hiring and retaining personnel with the necessary key skills and security clearances.
Our Competitive Strengths
•Leading cybersecurity company with a long history of providing security solutions to the most sophisticated customers. We have been providing security solutions, specializing in the area of cybersecurity, since 1995. Our customers include some of the most security-conscious organizations in the world, including the IC. For example, we believe that our award-winning Xacta offering is the dominant commercial risk management solution in the federal government space and is increasingly being adopted in the commercial sphere, notably by leading cloud providers such as AWS, Oracle and Microsoft Azure. Additionally, Telos Ghost gives organizations and individuals the ability to hide in plain sight, eliminating attack vectors from hackers through obfuscation and mis-attribution. And, we believe our Telos ID offerings are market disruptors that present large opportunities for growth.
•Superior security solutions and capabilities. Our solutions are designed for both government and commercial industries and are configured to operate in highly sensitive, highly classified environments, serving some of the most demanding, secure organizations in the world. Our solutions are flexible and can be deployed in various ways, including on premises, in the cloud, or in hybrid or multi-cloud environments.
•Proven ability to win and retain large contracts and enterprise-level deals, providing clear visibility into future revenue and profitability. We have over 30 active acquisition contracts and vehicles, thousands of active contracts and purchase orders, and more than 300 customers in each of the last three years. These contracts, vehicles and customers present a solid platform for growth. As but one example, we have provided IT security support to the Defense Manpower Data Center under a variety of contract vehicles since 1995, and this program accounts for annual revenue at a historical average of approximately $26 million over the last five years. We also have repeated proven our ability to deploy our security solutions at the enterprise level for both federal and commercial organizations. These long-term contract relationships provide predictable, recurring revenue at attractive margins.

•Our substantial investments into technology and automation can be expanded beyond our core market. Our solutions are built to help our customers be more secure, more efficient, and more effective. We have made investments across the Company to take advantage of efficiencies and automation through scalable security solutions that are market driven and market proven. In contrast to traditional cybersecurity businesses with a focus on government customers, we own the intellectual property developed through our research and development ("R&D") initiatives and can deploy our technology solutions across our entire public and private sector customer set. The ability to offer our solutions beyond the U.S. federal government sphere is a key enabler of our strategy to grow and expand our relationships with commercial customers.
•Strong relationships with our customers. We are a customer-centric organization and pride ourselves on our close customer relationships. We have longstanding relationships with DoD, the IC and other civilian agencies of the federal government that date back more than two decades. Since 1995, our security solutions have been adopted by many defense, intelligence, civilian agency, and commercial customers, and we believe that the Telos brand has become synonymous with trust.
•Respected, experienced management team. Our executive officers have an average tenure at Telos of over 15 years. The team is comprised of personnel with extensive military, federal government, and commercial backgrounds who are directly familiar with customer needs. Our management team also includes senior professionals who are experienced in developing commercial software solutions and leading technical teams throughout the development process.
•Automation allows our customers to do more with less. The automation provided by our solutions helps customers become more efficient as they are forced to downsize their staffs or have their teams work remotely due to the COVID-19 pandemic. Automation is now even more critical to efficiently managing a business, including the ability to automate cyber risk and regulatory compliance, which should result in an increased demand for our security solutions in the future.
Our Growth Strategies
We are pursuing multiple strategies in order to grow the Company, in both our commercial and government business end markets. Our key strategies are:
•Leverage our diverse security solutions to expand our presence in commercial markets. Our offerings are designed to have broad applications and include security risk and compliance, secure messaging, identity vetting, and managed attribution and obfuscation. We believe that we are well-positioned to sell our capabilities into a dynamic and growing commercial opportunity set and to innovate to address emerging and unique requirements. For example, we have leveraged core Xacta functionality to meet the needs of large financial services and CRM firms. We have also leveraged our U.S. federal government identity management qualifications to improve the speed and accuracy of vetting results for nearly 100 airports, air carriers, and general aviation across the country. We intend to continue innovating and are developing additional offerings for cloud, mobile, and IoT devices.
•Grow our revenue and expand margins by building robust sales channels. In recent years, we have formed an inside sales organization that serves as both the direct channel to a wider account universe and an effective and efficient training program to grow our field sales organization. We are expanding our partner program to include a variety of channels, including resellers, integrators, and contract partners to help us more quickly gain access to new markets. For example, both Telos Ghost and Xacta are now available through various AWS and Microsoft Azure marketplaces, serving markets requiring varying levels of security. We have grown our direct sales team and accelerated the expansion of these channel partner initiatives, which we anticipate will drive revenue growth and material gross margin expansion over time.
•Target and replace inefficient legacy products. Recognizing the limitations of their legacy systems, organizations are replacing existing systems and processes with our solutions. For example, Telos AMHS is a web-centric system that replaced legacy capabilities like communications centers for the purpose of executing operational orders (through organizational messaging) across the U.S. federal government and around the world. Xacta has disrupted the cyber risk and compliance management business across the U.S. federal government, replacing tedious manual activity with automation and delivering that automation to meet our customer’s needs flexibly on premises, in hybrid environments, in the cloud, and across multi-cloud infrastructures.

•Broaden reach within the U.S. federal government. We have historically focused on the U.S. federal government and believe that we are an established leader in providing security solutions to federal agencies, including DoD and the IC. Nonetheless, we believe the U.S. federal government represents a significant growth opportunity, and we expect to continue to invest in products to serve additional customers in this vertical. For example, Xacta is included on DHS’s CDM Approved Products List to provide federal agencies with innovative security tools, which we believe presents us with an excellent opportunity to pursue contracts with additional federal agencies. In addition, our platform is available for use in the AWS GovCloud (U.S.), Oracle and Azure Government.
•Pursue strategic acquisition opportunities. We believe that our markets remain fragmented, with many niche players providing limited product solutions targeting narrow customer segments. Given the breadth of our solution set and our customer end markets, we believe that we are well-positioned to opportunistically acquire smaller companies and incorporate their technology or deploy their solutions across a larger customer set. We believe that a targeted and opportunistic acquisition strategy will complement our organic growth opportunity.
Sales and Marketing
Sales: Field Sales and Channel
We made significant investments in sales and marketing with the goal of increasing the sales of our security solutions across a variety of verticals. As part of the sales and channel program investments, we are also making corporate investments in functional areas such as contracts, solution architects, lead generation tools, and operations to ensure our back-office systems and processes scale for the business growth. We added quota-driven, field sales personnel to focus on verticals such as the state, local government and education ("SLED"), critical infrastructure and commercial industry as well as expanded our coverage in Federal. We concentrated on Xacta and Telos Ghost sales efforts in the financial services, insurance, healthcare, energy, and other critical infrastructure markets.
We have expanded our field sales capability for markets in which we are well known, such as the U.S. government, certain critical infrastructure sectors, and certain commercial verticals such as healthcare and financial services.
We built a dedicated channel team of 12 members, with over 100 years of combined channel experience. We launched the Telos CyberProtect Partner Program. The program has signed 24 partners across the ecosystem. This ecosystem includes a variety of partner types including distributors (such as DLT, a tech data company), resellers, referral partners, technology integration partners, managed service providers, consulting partners and more. Collectively these partners help us deliver access to verticals such as healthcare, SLED, and commercial enterprises, and bolster our position in the Federal market.
We experienced early success with the channel as we had several deals transact through the system in 2021, allowing us to pressure test the operational side of the channel. Additionally, through our channel partners, Telos was successfully added to eleven new contract vehicles that provide access to a broader base of customers in our target markets.
Customer acquisition often involves extensive interaction at all levels of an organizations, from executives, to decision makers, to end users. We seek to forge relationships throughout an organization in an effort to obtain broad consensus as part of the sales process. We leverage the full power of Telos (executives, field sales and channel partners) to gain access and build our brand awareness.
Our sales strategy is to establish a customer foothold with one of our solutions and work to achieve rapid success. We then leverage this customer relationship to generate interest in other solutions from the Telos portfolio. We have a variety of upsell opportunities that allow us to expand our presence within a customer account. For example, there are various complementary Xacta features that build on each other and are sold separately.
Much of our business is awarded through submission of formal competitive bids, though a significant portion of our revenue is awarded through limited competition or sole-source contracts.

Partner Organization
Our sales team works with partner organizations like AWS, Microsoft Azure, and Oracle to pursue mutual customers and leverage their marketplace platforms and marketing programs.

We also forged new multi-partner partnerships to launch cybersecurity go-to-market plays such as Faster ATO with Splunk, Telos and ThreatAlert® ("FASTTR") on AWS, which launched at the AWS Summit in September 2021 and yielded two new wins, including Wickr and RedHat.
By building on the success of our FASTTR program, we expect to launch additional multi-partner go-to-market security solutions. One such initiative is a pending partnership with a leading provider of cloud and security services. We will continue to expand on these targeted go-to-market programs to help solve security challenges facing Fortune 500 companies and expand our reach in new markets.
These relationships are powerful examples of our current channel sales strategy, which we are in the process of expanding.
Marketing
We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements, and website marketing. We are making additional investments in these types of activities and targeting additional vertical-specific content creation, targeted advertising and brand awareness campaigns, social media campaigns, and search engine marketing.
Our sales team works hand in hand with our marketing team and various subject matter experts to develop targeted awareness campaigns for our various solutions that generate valuable leads and contacts.
Tracking and Reporting
We track sales and marketing metrics using a formal customer relationship management ("CRM") system and processes to include integrated marketing automation and a partner portal for deal registration, enablement, co-branded marketing and more. This robust platform enables the Telos business leaders and executives to have real time insights into useful information about our performance and forecast.

Competition
We operate in a highly competitive marketplace. Although companies provide offerings that overlap with some of our solutions, we are not aware of any single company that offers competitive solutions in all of the areas where we compete. The primary companies with which our solutions compete range from security solutions and software organizations such as CLEAR (operated by Alclear, LLC), Cutting Edge, IDEMIA, MetricStream Inc., Palantir Technologies Inc., RSA Archer, ServiceNow, Inc., and Unisys Corporation, to more traditional government services integrators that provide products and services such as Booz Allen Hamilton Inc., General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, and Science Applications International Corporation.
The majority of our business is in response to competitive requests from potential and current customers. Decisions regarding contract awards by our customers typically are based upon an assessment of the quality of our past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.
Aside from other companies that compete in our space, we sometimes face indirect competition from solutions developed “in-house” by our customers.
Human Capital Resources - Our People and Culture
As of December 31, 2021, we had 849 employees, of which approximately 62% of our U.S.-based employees held security clearances.
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

Our management team is committed to maintaining a corporate culture that fosters mutual respect and job satisfaction for our people while delivering innovation and value to customers and shareholders. This commitment is reflected in our core values.
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
Our employees are also given avenues of communication and interaction should they observe activities that are inconsistent with our core values. While employees are encouraged first to speak openly about any issues, a hotline provides an opportunity to express concerns anonymously.
We consider the foundational value of integrity to be a non-negotiable requirement of employment, and an expectation of suppliers, partners, and our customers. We guard our reputation and will take action to protect it. An essential part of our brand promise is to always engage employees, customers, partners, suppliers, and investors with integrity.
Government Contracts and Regulation
Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government and other contracts. U.S. government contracts generally are subject to the Federal Acquisition Regulation ("FAR"), which sets forth policies, procedures and requirements for acquiring goods and services by the U.S. government, and agency-specific regulations that implement or supplement the FAR. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, security, contract pricing and cost, contract termination, and adjustments and audit requirements. These laws and regulations, among other things:
•Impose specific and unique cost accounting practices that may differ from Generally Accepted Accounting Principles (“GAAP”) in the United States of America and therefore require reconciliation;
•Define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-type U.S. government contracts;
•Require compliance with U.S. government Cost Accounting Standards ("CAS");
•Require reviews by the Defense Contract Audit Agency ("DCAA"), Defense Contract Management Agency ("DCMA") and other U.S. government agencies for compliance with government requirements for a contractor's business system;
•Restrict the use and dissemination of and require the protection of unclassified contract-related information and information classified for national security purposes and the export of certain products and technical data;
•Impose acquisition regulations that define reimbursable and non-reimbursable costs; and
•Restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

The U.S. government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to increasingly purchase services and products using contracting methods that allow them to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single-award contracts. The predominant contracting methods through which U.S. government agencies procure services and products include the following:
•Definitive Award Contracts. U.S. government agencies may procure services and products through single definitive award contracts which specify the scope of services or products purchased and identify the contractor that will provide the specified services or products. When the agency has a requirement, the agency will issue a solicitation or request for proposal to which interested contractors can submit a proposal. For the contractor, this contracting method may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of services or products from the single definitive successful awardee.
•Indefinite Delivery / Indefinite Quantity ("IDIQ") Contracts. The U.S. government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as "government-wide acquisition contracts" or "GWACs." IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate number of services or products that the U.S. government will purchase under the contract, and in the case of a multi-award IDIQ the contractor from which such purchases may be made.
•U.S. General Services Administration ("GSA") Schedule Contracts. The GSA maintains a listing of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. government. To provide services under the GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency's requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. government will purchase under the contract.
Government contracts are subject to congressional funding. Consequently, at the outset of a program, a contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract. All of our government customers have the right to terminate their contract with us at their convenience or in the event that we default. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed where the U.S. government issues a termination for convenience.
A portion of our business is classified by the U.S. government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements.
These regulations and risks are described in more detail below under "Risk Factors" in this Annual Report on Form 10-K.
COVID-19 Pandemic
COVID-19 was first reported in late 2019 and has since dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility. In March 2020, the World Health Organization characterized COVID-19 as a global pandemic, and the President of the United States declared a national emergency concerning the COVID-19 outbreak.

We continue to monitor and address the developments closely, including the impact on us, our employees, our customers, our suppliers and our communities. We continue to consider guidance from the Centers for Disease Control (CDC), other health organizations, federal, state and local governmental authorities, and our customers, among others. We have taken, and continue to take, robust actions to help protect our employees' health, safety and well-being, support our suppliers and local communities, and to continue to serve our customers. Our goals have been to lessen the immediate potential adverse impacts, both health and economic, and to continue to position the Company for long-term success. Like the communities in which we serve, our actions have varied depending on the spread of COVID-19 and local health requirements, the needs of our employees and the needs of our business. Among other actions, we have required or enabled employees to work from home or remotely where practicable, and expanded IT and communication support to enhance their productivity; adjusted work spaces and shift schedules to facilitate social distancing for those who continue to work in our facilities; enhanced cleaning and disinfecting procedures at our facilities; required face coverings; implemented visitor protocols; and restricted travel.
Earlier in the COVID-19 pandemic and at times of higher transmission, many state and local jurisdictions implemented mandatory stay-at-home or shelter-in-place orders. Most of those orders exempted some or all of the defense industrial base, including us and many of our suppliers, as part of the essential or critical infrastructure. Our facilities have largely remained open and many of our employees who cannot work remotely are continuing to come to work and support our customers’ national security and mission-essential operations. Towards the end of the second quarter of 2020, some state and local jurisdictions started to lift mandatory stay-at-home or shelter-in-place orders and started gradually to ease restrictions. In 2021, after the FDA approval of the COVID-19 vaccine and as the infection numbers began to decrease, some employees who had been working remotely gradually returned to the workplace.
Executive Order ("EO") 14042, Ensuring Adequate COVID Safety Protocol for Federal Contractors, issued in September 2021, when implemented, requires government contractors and subcontractors to comply with certain COVID-19 safeguards in workplaces with covered individuals, including vaccination, marking and physical distancing protocols. We were taking steps to comply with the EO at affected locations, until it was challenged in, and stayed by, the Federal courts in late 2021. We will resume our efforts if and when required after resolution in the Federal courts.
Later in 2021, due to the spread of infections of the COVID-19 variants and the rise in the number of cases, particularly in the third and fourth quarter of 2021, we temporarily paused our efforts to bring more employees back to the work place. Throughout, we have worked to adapt and to take robust actions to protect the health, safety and well-being of our employees and to serve our customers, considering, among other things, local circumstances, state and local requirements and guidance from the CDC.
We have experienced and expect to continue to experience various increased costs to maintain our operations, including as a result of actions taken to protect the health, safety and well-being of our employees; because of illness, quarantines, and absenteeism; as a result of government actions; and because of disruption and stress among our suppliers and customers. We have also experienced certain lower costs, including those related to employee travel, some health benefits and personal time off. We continue to monitor this situation closely and cannot predict how it will change, including the extent of any increase in the number of COVID-19 cases and the costs and impacts to us. Our customers have generally continued to make timely payments. Again, however, our customers face tremendous demands and budget pressures, and we cannot predict how this may change and how they will continue to allocate limited resources. This may result in a change in spending priorities on the part of our customers, which could precipitate the cancellation, delay or deferral of programs, contracts or business opportunities.
Our employees, suppliers and customers, the Company and our global community are facing tremendous challenges as a result of the pandemic and its resulting economic impacts, and we cannot predict how this dynamic situation will evolve or the impact it will have on the Company. See Item 1A, "Risk Factors," for discussion of risk related to our business and operations.
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
The estimated value of our total backlog was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Security Solutions
Funded backlog	$35,382	$41,619
Unfunded backlog	54,198	43,056
Total Security Solutions backlog	89,580	84,675
Secure Networks
Funded backlog	88,097	86,116
Unfunded backlog	68,730	172,664
Total Secure Networks backlog	156,827	258,780
Total
Funded backlog	123,479	127,735
Unfunded backlog	122,928	215,720
Total backlog	$246,407	$343,455
Company Website and Available Information
Our corporate headquarters is located at 19886 Ashburn Road, Ashburn, Virginia 20147 and our telephone number is (703) 724-3800. Our website can be accessed at www.telos.com, which contains information about our Company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the U.S. Securities and Exchange Commission ("SEC") can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not part of this Annual Report on Form 10-K.
The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Telos.

Item 1A. Risk Factors
In your evaluation of the Company and business, you should carefully consider the risks and uncertainties as described below, together with information included elsewhere in this report and other documents we file with the SEC. These factors, as well as additional risks and uncertainties not currently known to us or that we currently believe are immaterial, may currently have, or may have, a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K.
Business and Operational Risks
We have identified certain material weaknesses in our internal control over financial reporting, and, if our remediation of these material weaknesses is not effective, or if we fail to maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely consolidated financial statements could be impaired, which could adversely affect investor confidence in our company and, as a result, the value of our common stock.
As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act. If we fail to abide by the applicable requirements of Section 404, regulatory authorities, such as the SEC, could subject us to sanctions or investigation, and our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting pursuant to an audit of our controls. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Accordingly, our internal control over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting related to a lack of certain controls, or improper execution of designed control procedures (1) over the accounting for revenue recognition in accordance with Accounting Standards Codification ("ASC") Topic 606, “Revenue from Contracts with Customers”, (2) over the accounting for software development costs in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed”, and ASC Topic 350-40, “Internal Use Software,” (3) over the completeness and accuracy of stock-based grants and the review of the inputs utilized in a third party valuation, (4) over the preparation and review of projected financial information utilized in the valuation of the business combination, (5) over the financial statement close process to ensure the consistent execution, accuracy, and timely review of account reconciliations, as well as review of the statement of cash flows, (6) over information technology general controls in the areas of user access, change management, and segregation of duties, including controls over the recording of journal entries, related to certain information technology systems that support the Company’s financial reporting process, and (7) over entity-level controls impacting the control environment and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These control deficiencies could have resulted in a misstatement of accounts and disclosures that could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.
As further described in Item 9A, Management's Report on Internal Control over Financial Reporting, we plan to implement several steps to address the underlying causes of the material weaknesses, including hiring additional accounting personnel and implementing training of new and existing personnel in new roles on proper execution of designed control procedures, enhancing processes, designing and implementing internal controls around revenue recognition, software development costs, stock-based compensation, and financial close and reporting, and enhancing user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties.
While we believe our remediation plans described above should remediate the material weaknesses, we cannot provide assurance of when the material weaknesses will be remediated, nor can we be certain of whether additional actions will be required or the costs of any such actions. Moreover, we cannot provide assurance that additional material weaknesses will not arise in the future. While the material weaknesses discussed in Item 9A, Management's Report on Internal Control over Financial Reporting, did not result in material misstatements of our annual or interim consolidated financial statements, any failure to remediate the material weaknesses, or the identification of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected, negatively impacting the public perception of the Company and our securities and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate the material weaknesses, each of which could negatively affect our stock price, harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition.

Our actual operating results may differ significantly from our guidance.
From time to time, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Our aim is to state possible outcomes as high and low ranges to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in the “Risk Factors” section in this Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
We depend on computing infrastructure operated by AWS, Microsoft, and other third parties to support some of our solutions and customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.
We rely on the technology, infrastructure, and software applications, of certain third parties, such as AWS and Microsoft Azure, in order to host or operate some of certain key platform features or functions of our business. Additionally, we rely on third-party computer hardware and cloud capabilities in order to deliver our solutions and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our solutions become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our solutions, failure of our solutions to perform, decline in our revenue and margins, damage to our reputation and brand, exposure to legal or contractual liability, increase in our expenses, and interruption in our ability to manage our operations. In addition, our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

We may in the future experience, disruptions, failures, data loss, outages, and other performance problems with our infrastructure and cloud-based offerings due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, social unrest, natural disasters, public health crises such as the COVID-19 pandemic, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or solutions, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. AWS, Microsoft Azure, and other third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If AWS, Microsoft Azure, or other third parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other cloud providers or invest in a private cloud. In that case, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.
A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.
We are dependent on a few key customer contracts for a significant portion of our future revenue, and a significant reduction in services or delay in implementation to one or more of these contracts would reduce or delay our future revenue and could materially affect our anticipated operating results.
A small number of our large customer contracts, including for instance, the TSA PreCheck enrollment program, are expected to comprise a significant portion of our future revenue. Our business will likely be harmed if any of our key customer contracts do not generate as much revenue as we forecast, and the termination or delay of a large contract or of multiple contracts could have a material adverse effect on our revenue and profitability. Adverse events affecting the programs subject to these contracts could also negatively affect our ability to process transactions under those contracts, which could adversely affect our revenue and results of operations. For example, the COVID-19 pandemic may adversely affect or disrupt the TSA PreCheck enrollment program, which could lead to further delays in the authorization and implementation of that program and changes in demand for that program. In addition, if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues, financial condition, and ability to execute on business or contract opportunities; however, the ultimate impact is highly uncertain and subject to change.

We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.
We plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, pharmaceutical, manufacturing, telecommunication, airlines and aerospace, insurance, retail, transportation, shipping and logistics, and energy industries, as well as other critical infrastructure industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to a new customer have often led to additional sales to the same customer or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future, and our reputation, business, financial condition, and results of operations could be negatively impacted.
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
The COVID-19 pandemic disrupted the normal operations of many businesses and other organizations, including the temporary closure or scale-back of business operations and the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.
The ongoing pandemic may adversely affect our customers’ ability to perform their missions and is, in many cases disrupting their operations. It may also result in a change in spending priorities on the part of our customers, which could precipitate the cancellation, delay or deferral of programs, contracts or business opportunities. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer-imposed limitations and using various technologies to perform their functions. On September 24, 2021, EO 14042 on Ensuring Adequate COVID Safety Protocols for Federal Contractors was issued requiring, amongst other things, all employees, sub-contractors and vendors working on certain federal contracts or who do work related to these federal contracts be fully vaccinated by December 8, 2021. This EO is currently under a stay issued by the federal courts.
Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain.

For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition, and our ability to execute on business or contract opportunities. However, its ultimate impact is highly uncertain and subject to change.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars or health epidemics or pandemics.
We may be impacted by natural disasters, wars, terrorist attacks, power outages, health epidemics or pandemics, or other events outside of our control. If major disasters such as earthquakes, floods, hurricanes, tornadoes, fires, or other events occur, or our information system or communications network breaks down, operates improperly, or is unusable, our headquarters and other facilities may be seriously damaged, or we may have to stop or delay production and delivery of our solutions and services. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions and services to our customers, and could decrease demand for our offerings. We may incur shutdowns, delays, disruptions or expenses relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition. Because we do not carry insurance for all of these possible losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected by such an event outside of our control.
We enter into fixed-price and other contracts that could subject us to losses if we experience cost growth that cannot be billed to customers.
Generally, our customer contracts are either fixed-priced or cost-reimbursable contracts. Under fixed-price contracts, which represented approximately 87.6% of our 2021 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-price contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost-reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.
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
Virtually all of the products we produce and sell are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. The government market in which we primarily operate is characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance in part depends on our ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, future sales and earnings may be adversely affected.
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
As a cybersecurity company and a U.S. defense contractor, we face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts. We are also exposed to the potential for business disruptions associated with information technology failures, natural disasters, or public health or economic crises, such as that created by the COVID-19 pandemic. We routinely experience cybersecurity threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. Prior cyberattacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are adequate. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. The occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, our future financial results, or our reputation.
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
The third-party technology licenses used by us may not continue to be available on commercially reasonable terms or at all. Our business could suffer if we lost the right to use these technologies. A third party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third party or between us and a third party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of new products or services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.
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
Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions, and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:
•Diversion of management attention from running our existing business;
•Possible material weaknesses in internal control over financial reporting;
•Increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;
•Increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with us;
•Potential exposure to material liabilities not discovered in the due diligence process;
•Potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and
•Unavailability of acquisition financing or unavailability of such financing on reasonable terms.
Any acquired business, technology, service or product could significantly underperform relative to our expectations and may not achieve the benefits we expect from possible acquisitions. For all these reasons, our pursuit of an acquisition, investment, divestiture, merger, or joint venture could cause its actual results to differ materially from those anticipated.
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

The technology industry is subject to substantial and continuous competition for engineers and other subject matter experts with high levels of experience in designing, developing and managing software, cybersecurity, and internet-related services, as well as competition for sales executives, data scientists and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or the availability of visas for skilled technology workers. These difficulties may potentially be further amplified by the high cost of living in the Washington D.C. metropolitan area, where our headquarters and one of our other offices are located. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners, are inadequate, or if the underlying infrastructure of the internet is breached, or if unauthorized access to a customer’s data or our data or our IT systems is obtained, or if authorized access to our customer's data or our data or our IT systems is blocked or disabled, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant reputational harm, legal exposure and liabilities, or a negative financial impact.
Our services sometimes involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and personally identifiable information. While we have security measures in place to protect our customers and our customers’ customers' data, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
•Third-party attempts to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems;
•Efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states;
•Cyberattacks on our internally built infrastructure;
•Vulnerabilities resulting from enhancements and updates to our existing solutions;
•Vulnerabilities in the products or components across the broad ecosystem that our services operate in or are dependent on;
•Vulnerabilities existing within newly acquired or integrated technologies and infrastructures;
•Attacks on, or vulnerabilities in, the many different underlying networks and services that power the internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers; and
•Employee or contractor errors or intentional acts that compromise our security systems.

These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ sensitive data, as well as our data, we can provide no assurances that such measures will provide absolute security. In the normal course of business, we are the target of malicious cyberattack attempts. To date, any such attempts have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant.
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
The internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the internet under the governance of the Internet Corporation for Assigned Numbers and Names ("ICANN") and the Internet Assigned Numbers Authority ("IANA"), now an affiliate of ICANN.
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
We sell our services outside the U.S. and are subject to risks and challenges associated with international business. The risks and challenges associated with sales to customers outside the U.S. or those that can affect international operations generally, include:
•Localization of our services, including translation into foreign languages and associated expenses;
•Regulatory frameworks or business practices favoring local competitors;
•Pressure on the creditworthiness of sovereign nations;
•Evolving domestic and international tax environments;
•Liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;
•Foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to our operating results;
•Compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;
•Vetting and monitoring our third-party resellers in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;
•Changes in the public perception of governments in the regions where we operate or plan to operate;
•Regional data privacy laws and other regulatory requirements;
•Treatment of revenue from international sources, intellectual property considerations and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;
•Different pricing environments;
•Difficulties in staffing and managing foreign operations;

•Different or lesser protection of our intellectual property;
•Longer accounts receivable payment cycles and other collection difficulties;
•Natural disasters, acts of war, terrorism, pandemics or security breaches; and
•Regional economic and political conditions.
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
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by U.S. GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Note 18 - Commitments, Contingencies and Subsequent Events to the consolidated financial statements.
Industry and Economic Risk
We depend on the U.S. government for a significant portion of our sales and a significant decline in U.S. government defense and intelligence community spending, or a reallocation of spending to other priorities, could have an adverse impact on our financial condition and results of operations.
Our sales are highly concentrated with the U.S. government. The customer relationship with the U.S. government involves certain risks that are unique. The programs in which we participate must compete with other programs and policy imperatives during the budget and appropriations process.  In each of the past three years, a substantial portion of our net sales was to the U.S. government, particularly the DoD. The U.S. government's defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Rising budget deficits, increasing national debt, the cost of the global war on terrorism, increasing costs for entitlement programs, cost of new domestic initiatives, and the large and continued costs of combating the COVID-19 pandemic and addressing the health concerns and economic dislocation caused by COVID-19, continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget and other aspects of federal discretionary spending.
We are subject to the seasonality of U.S. government spending.
We derive a substantial portion of our revenues from U.S. government contracting, and as a result, we are subject to the annual seasonality of U.S. government purchasing. Because the U.S. government fiscal year ends on September 30, it is not uncommon for U.S. government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this seasonality, we have historically experienced higher revenues in the third and fourth fiscal quarters, ending September 30 and December 31, respectively, with the pace of orders typically substantially reduced during the first and second fiscal quarters ending March 31 and June 30, respectively.
Our U.S. government contracts are subject to competitive bidding, both upon initial issuance and re-competition. If we are unable to successfully compete in the bidding process or if we fail to win re-competitions, it could adversely affect our operating performance and lead to an unexpected loss of revenue.
Many of our U.S. government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect that this will continue to be the case. There is often significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:
•We may expend substantial funds and time to prepare bids and proposals for contracts that may ultimately be awarded to one of our competitors;
•We may be unable to accurately estimate the resources and costs that will be required to perform any contract we are awarded, which could result in substantial cost overruns;

•We may encounter expense and delay if our competitors protest or challenge awards of contracts, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract;
•The protest of contracts awarded to us may result in the delay of program performance and the generation of revenue while the protest is pending; and
•If we are not given the opportunity to re-compete for U.S. government contracts previously awarded to us, we may incur expenses to protect such decision and ultimately may not succeed in competing for or winning such contract renewal.
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
Our U.S. government sales are funded by customer budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, funds for multi-year contracts can be changed in subsequent years in the appropriations process. In addition, the U.S. government has increasingly relied on IDIQ contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an element of uncertainty to future funding levels. Delays in the funding process or changes in funding or funding priorities can impact the timing of available funds or can lead to changes in program content or termination at the government’s convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings. The continuing health and economic crisis created by the COVID-19 pandemic and the substantial increase in federal spending devoted to addressing multiple aspects of the crisis may continue to cause changes in federal or agency spending priorities that might impact our customer’s willingness or ability to continue or extend our contracts or procure contracts which we otherwise, in the absence of the crisis, might have secured.

Weakened global economic conditions may adversely affect our industry, business, operating results and financial condition.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain at any point in time. In addition, geopolitical developments, such as the recent invasion of Ukraine by Russia, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our solutions and services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.
Climate change may have a long-term impact on our business.
There are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S. critical infrastructure, have the potential to disrupt our business, our third-party suppliers, or the operations and business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.
We prepare consolidated financial statements in accordance with U.S. GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our consolidated financial statements. If these assumptions turn out to be incorrect, our revenue or our stock-based compensation expense could materially differ from our expectations, which could have a material adverse effect on our financial results. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements. For example, any recent new standards issued by the Financial Accounting Standards Board could materially impact our consolidated financial statements. The adoption of these new standards may potentially require enhancements or changes in our processes or systems and may require significant time and cost on behalf of our financial management. This may, in turn, adversely affect our results of operations and growth prospects.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, common stock valuations, and income taxes.

Legal and Regulatory Risks
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
These existing and proposed laws and regulations can be costly to comply with and can make our solutions and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our solutions to comply with U.S., or applicable foreign laws, regulations, directives, policies, industry standards, or legal obligations relating to privacy, data protection, or information security, or any security incident that results in loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.

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
Some of our solutions are subject to export and import controls, including without limitation, the Department of State's Directorate of Defense Trade Controls, the Commerce Department’s Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these U.S. export control laws and import laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.
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
We lease additional office space in facilities located in Maryland and Nevada under various leases expiring through January 2024.
We believe that the current space is substantially adequate to meet our operating requirements.
Item 3. Legal Proceedings
Information regarding legal proceedings may be found in Note 18 - Commitments, Contingencies and Subsequent Events to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Market under the symbol “TLS.” As of March 21, 2022, there were approximately 153 holders of record of Telos common stock. The number of shareholders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
We did not sell any equity securities during the 12 months ended December 31, 2021, that were not registered under the Securities Act and were not previously disclosed on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
For information regarding securities authorized for issuance under our stock-based compensation plan, see Note 12 - Stock-Based Compensation to the Consolidated Financial Statements contained in Item 8.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the total cumulative return to stockholders on our common stock since our IPO price of $17.00 on November 19, 2020 (the date our common stock commenced trading on the NASDAQ National Market) to two indices: (i) the Standard & Poor’s 500 Index, and (ii) the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index at the market close on November 18, 2020, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, ("10-K"). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors," and elsewhere in this 10-K. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-K.
General Overview
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
For an overview of our operating segments, including a discussion of our major products and services and the reorganization of our segments into two operating segments, see our business segment discussion contained in Item 1. The segment information presented in this management's discussion and analysis for fiscal years 2020 and 2019 has been restated to conform with the changes to our operating structure in fiscal year 2021.
Business Environment
Our business performance continues to be heavily affected by the overall level of U.S. government spending and the alignment of our solutions with the priorities of the U.S. government. U.S. government spending and contracts continue to be affected by the federal budget and appropriations process and related legislation.
In fiscal years 2020 and 2021, the COVID-19 pandemic and associated economic dislocation in the United States resulted in an overwhelming federal response, including enactment of multiple significant and comprehensive emergency appropriations and economic stimulus measures. These were in addition to the annual appropriations legislation for FY 2021, which was not enacted into law until late December 2020. This was nearly three months after the beginning of the fiscal year, during which time the government operated under a series of Continuing Resolutions ("CRs"), which strictly limited new spending initiatives.
Due to delays again this year in the passage of FY 2022 appropriations legislation, the federal government had been operating since October 1, 2021 under the terms of another series of CRs, which limited spending to the prior year’s funding levels and generally prohibited new spending initiatives and contract starts. But Congress finally reached agreement in March on FY 2022 appropriations legislation, which will allow our federal customers to finally operate under more normal conditions and with updated funding levels through the remainder of fiscal year 2022. Of note, the final FY 2022 appropriations bill provides $728.5 billion for the Department of Defense and related activities. This amount is $32.5 billion more than the FY 2021 enacted level, and is an increase above the level proposed last spring by President Biden for FY 2022.
This delay in enacting final FY 2022 appropriations legislation has postponed submission to Congress of the President’s FY 2023 budget request, and could delay the congressional budget and appropriations process for the next fiscal year. These delays could, in turn, impact future planning by Telos and its government customers.
In November 2021, Congress gave final approval to and the President signed into law a multi-year, $1.2 trillion infrastructure package, the Infrastructure Investment and Jobs Act, which contains a number of provisions dealing with cybersecurity and provides funding for state and local government cybersecurity grant. We believe these provisions could ultimately result in an increased need for solutions and services provided by Telos.
At the same time, such large increases in federal spending, following the enormous emergency spending packages during the pandemic and their resulting increases in the budget deficit will necessarily factor into future federal budget planning and spending decisions, affecting to an unknown degree the government contracts that we hold and the federal procurement for which we would otherwise compete.

Despite the pandemic’s resultant massive shift to teleworking by federal employees and contractors, the government has successfully maintained the continuity of services as has Telos. More recently, as the government has proceeded to develop and implement its reopening process, and to make adjustments based on changing circumstances, officials have said they will seek to continue to maximize the use of teleworking by federal employees. This stance has continued during the most recent, renewed surge of COVID-19 variant transmission. As such, with much of the business of government still being conducted by federal employees working remotely through the use of information technology systems, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.
President Biden’s May 12, 2021 Executive Order on “Improving the Nation’s Cybersecurity” acknowledged the severity and scope of the cybersecurity challenges facing the public and private sectors, the American people and our economy. It gave the following direction for federal departments and agencies to modernize government cybersecurity: move more rapidly to adopt secure cloud services; adopt multi-factor authentication; push for increased use of zero trust architecture; and improve the security and integrity of the software supply chain, with a priority on addressing critical software. The executive order also called for improving communications with cloud service providers through automation and standardization of messages at each stage of the FedRAMP process, and for other changes in an effort to accelerate and improve the process.
Subsequently, federal agencies, including the Cybersecurity & Infrastructure Security Agency ("CISA") and the TSA, which have specific responsibilities for various aspects of government and private sector cybersecurity, have taken steps to enhance public sector and critical infrastructure cybersecurity and to accelerate adoption of zero trust architecture throughout the federal government.
Pursuant to the cybersecurity executive order, the Biden Administration is putting emphasis on greater use of automation in the FedRAMP process, and on supply chain risk management, which are also focus areas for Telos. NIST is developing a Ransomware profile, based on the NIST Cybersecurity Framework, which is specifically intended to help organizations manage ransomware-related risk, and Telos solutions will support this. Finally on FedRAMP, this process is now being adopted at the state level, and we believe this StateRAMP effort will expand the market for Telos’ FedRAMP offerings.
Also to carry out that executive order, CISA last fall issued a draft of its Zero Trust Maturity Model to serve as a road map for agencies as they develop and implement zero trust architecture. Subsequently, the Office of Management and Budget on January 26, 2022 released its final Zero Trust Architecture Strategy for federal agencies, the goals of which are organized using CISA’s Zero Trust Maturity Model. Agencies will be required to meet specific zero trust security goals by the end of FY 2024, and they must develop, within 60 days of the strategy’s issuance, zero trust migration plans that meet the requirements of this strategy and include budget planning for those efforts. Further, CISA has indicated it intends to update its draft Zero Trust Maturity Model in order to better align programs and services, including its Continuous Diagnostics and Mitigation ("CDM") program, with government-wide adoption of zero-trust security architectures in 2022.
In addition, a national security memorandum signed by President Biden on January 19, 2022 established guidelines for applying parts of his May 2021 cybersecurity executive order to the national security systems of the Defense Department and Intelligence Community, including pushing for adoption of zero trust architecture and other cybersecurity improvements.
Cybersecurity Landscape
Over the past few years, continued and increasingly damaging ransomware and other cyberattacks against federal, state and local governments, the K-12 and higher education sectors, and private sector enterprises have resulted in intensified efforts to better defend against such attacks. The growing demand for these solutions continues to provide Telos with the privilege of offering our expertise to protect these vitally important organizations.
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
Critical infrastructure and industrial IoT are among the categories at greatest risk of cyberattacks. Energy, utilities, transportation, and food supply were among the critical infrastructure sectors that experienced high-profile breaches or ransomware attacks over the past year. Telos Ghost can hide critical IoT and ICS from the public internet to keep them from being compromised. Telos Ghost can also cordon off financial data, medical records, intellectual property, and other crown-jewel assets from visibility or accessibility by adversaries.

Telos Ghost is a complement to zero trust security, creating an additional layer of defense against intruders by hiding critical resources and users in an anonymous undiscoverable network. As noted above, it protects the crown-jewel assets of critical infrastructure from unauthorized access. Xacta streamlines and automates the critical processes of the leading cybersecurity standards and frameworks, in particular FedRAMP, allowing all process participants to collaborate within the same Xacta application to attain a FedRAMP Authority to Operate. Xacta is also a trailblazer in adopting the Open Security Controls Assessment Language, a multi-format framework adopted by FedRAMP to allow security professionals to automate security assessment, auditing, and continuous monitoring processes.
The Cyber Incident Reporting for Critical Infrastructure Act of 2022, which was signed into law March 15, will require critical infrastructure owners and operators as well as federal agencies to report to CISA significant cyber incidents within 72 hours and any ransomware payments made within 24 hours. Telos believes that such threat of having to make such disclosures will make organizations even more sensitive to boosting their cybersecurity posture, and that our Xacta solution will help illuminate their risk profile so that they can better understand the issues and address those issues proactively.
Government mandates and initiatives to assure stronger security in highly regulated industries, as noted above, also lead to opportunities for Xacta. An update to the research study Telos conducted last year reveals that audit fatigue continues to burden these organizations, with automation solutions being recognized as the most effective remedy for the many repetitive and redundant tasks that security compliance requires. Xacta streamlines, harmonizes, and automates the security controls and processes that comprise the leading cybersecurity standards and frameworks, in on-premises, cloud, hybrid, and multi-cloud environments.
The Securities and Exchange Commission has also recently proposed new, mandatory cyber risk management and cybersecurity incident reporting requirements for publicly traded companies. Telos believes this will make sure companies have in place a sound cyber risk management strategy based on recognized best practices, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), and Telos solutions will support this.
Finally, as a whole, the COVID-19 pandemic has resulted in the acceleration of digital transformation and cloud adoption within the government and beyond, which could increase demand for Xacta and Telos Ghost. Xacta is engineered to manage risk and compliance of complex cloud and multi-cloud environments, a key capability for federal agencies and regulated industries that need to gain and maintain compliance with cloud-specific security regulations. Telos Ghost is a cloud-native, as-as-service offering that delivers network obfuscation and managed attribution capabilities on a global scale to support the cloud-enabled enterprise.
COVID-19 Pandemic
The COVID-19 global pandemic has continued to create significant and unprecedented challenges, and during these highly uncertain times, our top priority remains the health and safety of our employees, customers and suppliers, thereby securing the financial well-being of the Company and supporting business continuity. We are continuing to monitor the most recent outbreak of COVID-19, to work with our stakeholders to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate any adverse consequences.
Despite the pandemic's resultant shift to teleworking by federal employees and contractors, the government has successfully maintained continuity of services. With much of the business of government continuing to be conducted remotely through the use of information technology systems, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by us.
Opportunities, Challenges and Risks
We derive a substantial portion of our revenues from contracts and subcontracts with the U.S. government. Our revenues are generated from a number of contract vehicles and task orders. Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies. We believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed-price development contracts. Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2021, 2020, and 2019, the Company’s revenue derived from firm fixed-price contracts was 87.6%, 84.3%, and 82.7%, respectively; cost-plus contracts revenue was 7.3%, 8.2%, and 8.2%, respectively; and time-and-material contracts was 5.1%, 7.5%, and 9.1%, respectively.

Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact our business include the implementation of future spending reductions and government shutdown. Currently, the federal government is operating under the terms of the CR, until the individual appropriations bills are enacted.
Despite the budget and competitive pressure affecting the industry, we believe we are well-positioned to expand existing customer relationships and benefit from opportunities that we have not previously pursued. In fiscal 2021, we reported revenue growth driven by strong demands for our advanced security solutions, and won and retained large-scale and long-term contracts. Further, we continue to grow our sales channel and partner programs.
The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery, IDIQ, GSA schedules, and other multi-award contracts), which has resulted in greater competition and increased pricing pressure. To cite some of our existing contracts, we provide different solutions and are party to contracts of varying revenue types under the Network-Centric Solutions ("NETCENTS")-2 contracts to the U.S. Air Force. NETCENTS-2 are IDIQ and GWAC, therefore any government customer may utilize the NETCENTS-2 vehicles to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS-2 delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer. The contracts themselves do not fund any orders and they state that the contracts are for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods. We have also been awarded other IDIQ/GWACs, including the Department of Homeland Security’s EAGLE II, GSA Alliant 2, and blanket purchase agreements under our GSA schedule. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, gross profit, and Adjusted EBITDA. We evaluate our results of operations by considering the drivers causing changes in these measures. We evaluate significant trends and fluctuations on our contract portfolio over time due to contract awards and completions, changes in customer requirements and changes in the volume of product and software sales. Changes in costs of revenue as a percentage of revenue other than from revenue volume or cost mix are driven by changes in the compensation expense and other allocated costs and or cumulative revenue adjustments due to changes in estimates. Changes in operating cash flows are driven by changes in cash generated through delivery of products and services, fluctuations in current assets and liabilities and the impact of changes in the timing of cash receipts or disbursements.

Results of Operations
Consolidated Overview
The following table sets forth the results of operations and certain consolidated financial data as a percentage of sales for the periods indicated:

	Years Ended December 31,
	2021		2020		2019
	(dollar amounts in thousands)
Revenue	242,433	100.0%	179,917	100.0%	159,218	100.0%
Cost of sales	156,404	64.5%	117,497	65.3%	106,874	67.1%
Selling, general and administrative expenses	127,493	52.6%	62,123	34.5%	47,319	29.7%
Operating (loss) income	(41,464)	(17.1)%	297	0.2%	5,025	3.2%
Other income (expenses):
Gain on redemption of public preferred stock	—	—%	14,012	7.8%	—	—%
Non-operating (expense) income	(921)	(0.4)%	(255)	(0.1)%	201	0.1%
Interest expense	(777)	(0.3)%	(7,259)	(4.0)%	(7,467)	(4.7)%
(Loss) income before income taxes	(43,162)	(17.8)%	6,795	3.8%	(2,241)	(1.4)%
Benefit from income taxes	28	—%	46	—%	104	0.1%
Net (loss) income	(43,134)	(17.8)%	6,841	3.8%	(2,137)	(1.3)%
Less: Net income attributable to non-controlling interest	—	—%	(5,154)	(2.9)%	(4,264)	(2.7)%
Net (loss) income attributable to Telos Corporation	$(43,134)	(17.8)%	$1,687	0.9%	$(6,401)	(4.0)%
Years Ended December 31, 2021, 2020, and 2019
Company Results
Revenue increased by $62.5 million or 34.7% in 2021 compared to 2020. Revenue, excluding the contract with the U.S. Census Bureau of $5.4 million in 2021 and $31.0 million in 2020, grew 59.2% year-over-year. Revenue increased by $20.7 million or 13.0% in 2020 compared to 2019. The increase in revenue is attributable to new awards and net increase in volume on various projects within the business groups. Sales may vary from period to period according to the solution mix and timing of deliverables for a particular period.
Cost of sales increased by $38.9 million or 33.1% in 2021 compared to 2020. Cost of sales increased by $10.6 million or 9.9% in 2020 compared to 2019. The changes in the cost of sales are directly driven by the change in mix and nature of the programs and an increase in stock-based compensation of $2.6 million in 2021 (none in the comparative prior years).
Gross profit increased by 37.8% to $86.0 million for 2021 from $62.4 million for 2020. Gross profit increased by 19.2% to $62.4 million for 2020 from $52.3 million for 2019. Gross margin increased to 35.5% for 2021 from 34.7% for 2020. Gross margin increased due to growth in high margin contracts. Gross margin increased to 34.7% for 2020 from 32.9% for 2019. The change in the gross margin is due to various mix of contracts in all line of business.
Selling, general, and administrative ("SG&A") expenses increased by 105.2% in 2021 compared to 2020. This is primarily attributable to an increase in stock-based compensation of $57.6 million, labor cost of $15.0 million, outside services of $4.4 million, insurance cost of $1.1 million and trade show cost of $1.2 million, offset by the decrease in bonus cost of $12.1 million and capitalization of research and development costs of $3.3 million. SG&A expenses increased by 31.3% in 2020 compared to 2019. Such increase is primarily attributable to increases in bonuses of $6.3 million, outside services of $5.9 million, labor costs of $5.9 million, and $0.6 million in legal fees, offset by capitalization of research and development costs of $4.2 million.

Other expenses of $0.9 million in 2021 was primarily for the settlement of outstanding litigation compared to other income of $13.8 million in 2020 primarily related to the gain on redemption of the public preferred stock upon the closing of our IPO in November 2020.
Interest expense decreased by 89.3% to $0.8 million for 2021 primarily due to the repayment of a senior term loan held by EnCap (as defined under Note 7 - Debt Obligations), subordinated debt, and redemption of public preferred stock upon the closing of our IPO in November 2020. Interest expense decreased by 2.8% to $7.3 million for 2020 from $7.5 million for 2019, primarily due to decreases in public preferred stock interest as a result of such stock redemption, and interest on an equipment purchase arrangement, offset by an increase in interest on the senior term loan with EnCap.
Components of interest expense are as follows:

	December 31,
	2021	2020	2019
	(amounts in thousands)
Commercial and subordinated note interest incurred	$777	$3,875	$3,644
Preferred stock interest accrued	—	3,384	3,823
Total	$777	$7,259	$7,467
Income tax benefit was $28,000 for 2021, compared to $46,000 for 2020, primarily due to an increase in state income taxes. Income tax benefit was $46,000 for 2020, compared to $104,000 for 2019, primarily attributable to administrative practice release of certain FIN48 liability.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.
Security Solutions Segment:

	Years Ended December 31,
	2021	2020	2019
	(dollar amounts in thousands)
Revenues	$123,534	$117,312	$101,923
Gross profit	$64,904	$50,458	$42,056
Gross margin	52.5%	43.0%	41.3%
Revenue increased by 5.3% in 2021 compared to 2020. This increase was driven by higher sales of Telos ID and Information Assurance offerings. Revenue, excluding the contract with the U.S. Census Bureau of $5.4 million in 2021 and $31.0 million in 2020, grew 36.9% year-over-year. Gross profit increased by 28.6% to $64.9 million in 2021, with a reported gross margin of 52.5% for 2021. The increase in profitability in 2021 was due to growth in high margin revenues primarily in Telos ID.
Revenue increased by 15.1% in 2020 compared to 2019. The increase was driven primarily by $8.1 million in sales of offerings in Telos ID on the contract with the U.S. Census and $7.3 million in sales of offerings related to the contract with the U.S. government agency for our Telos Ghost managed intelligence support solution in Secure Communications. Gross profit increased by 20.0% to $50.5 million in 2020, with a reported gross margin of 43.0% in 2020 from 41.3% in 2019, due to various changes in the mix of various contracts.

Secure Networks Segment:

	Years Ended December 31,
	2021	2020	2019
	(dollar amounts in thousands)
Revenues	$118,899	$62,605	$57,295
Gross profit	$21,125	$11,962	$10,288
Gross margin	17.8%	19.1%	18.0%
Revenue increased by 89.9% in 2021 compared to 2020. The increase resulted from various contracts with the DoD, primarily in our Secure Mobility Solution offerings. Gross profit increased by 76.6% to $21.1 million in 2021, with a reported gross margin of 17.8% in 2021 from 19.1% in 2020, due to various changes in the mix of contracts.
The revenue increased by 9.3% in 2020, compared to 2019, which was the result of various DoD contracts, in both our Secure Mobility and Network Management / Defense Enterprise Solutions offerings. Gross profit increase by 16.3% to $12.0 million in 2020, with a reported gross margin of 19.1% in 2020 from 18.0% in 2019, due to various changes in the mix of various contracts.
Balance Sheet Review
Assets
The Company's total assets as of December 31, 2021 and 2020 were $246.1 million and $183.8 million, respectively. The increase in total assets was primarily attributable to an increase in cash and cash equivalents provided by the follow-on offering, an increase in accounts receivables due to higher revenue generation, additional capital expenditures and an increase in intangible assets and goodwill as a result of the acquisition of DFT during 2021.
Liabilities
The Company's total liabilities as of December 31, 2021 were $65.8 million compared to $56.7 million in 2020. The increase in total liabilities was primarily attributable to the increase in accounts payable and other accrued liabilities as a result of the increase in the cost of sales as of December 31, 2021.
Equity
As of December 31, 2021, the Company had total equity of $180.3 million compared to $127.1 million in 2020. The increase in equity is primarily driven by the follow-on offering that raised $64.3 million and stock-based compensation of $60.2 million, offset by the repurchase of the common stock and outstanding warrants held by EnCap for $1.3 million and $26.9 million, respectively. The Company reported a net loss of $43.1 million for the year ended December 31, 2021.
Non-GAAP Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Earnings Per Share ("EPS") and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.

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
Enterprise EBITDA and Adjusted EBITDA
Both Enterprise EBITDA and Adjusted EBITDA are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, an alternative to net loss as determined by GAAP. We define Enterprise EBITDA as net (loss) income attributable to Telos Corporation, adjusted for net (loss) income attributable to non-controlling interest, non-operating (income) expense, interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as Enterprise EBITDA, adjusted for transaction gains/losses/expenses related to our IPO and stock-based compensation expense.
A reconciliation of net loss attributable to Telos Corporation to Enterprise EBITDA and Adjusted EBITDA, the most directly comparable GAAP measure, is as follows:

Years Ended December 31,	2021	2020	2019
	(amount in thousands)
Net (loss) income attributable to Telos Corporation	$(43,134)	$1,687	$(6,401)
Net income attributable to non-controlling interest	—	5,154	4,264
Non-operating expense (income)	921	(20)	(201)
Interest expense	777	7,259	7,467
Benefit from income taxes	(28)	(46)	(104)
Depreciation and amortization	5,624	5,353	4,972
Enterprise EBITDA	(35,840)	19,387	9,997
Transaction related gains/losses/expenses:
Transaction related legal and accounting	—	1,914	—
Transaction related bonus	—	3,816	—
Gain on redemption of public preferred stock	—	(14,012)	—
Transaction related non-operating income	—	(274)	—
Loss on extinguishment of senior term loan	—	138	—
Loss on extinguishment of subordinated debt	—	411	—
Total transaction related gains/losses/expenses	—	(8,007)	—
Stock-based compensation expense	60,231	4	—
Adjusted EBITDA	$24,391	$11,384	$9,997
Adjusted Net Income (Loss) and Adjusted EPS
Adjusted Net Income (Loss) and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to net income (loss) as determined by GAAP. We define Adjusted Net Income (Loss) as net income (loss) attributable to Telos Corporation, adjusted for non-operating expense (income), transaction-related gains/losses/expenses, and stock-based compensation expense. We define Adjusted EPS as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding for the period.

A reconciliation of net (loss) income attributable to Telos Corporation to Adjusted Net Income (Loss) and Adjusted EPS, the most directly comparable GAAP measure, is as follows:

Years Ended December 31,	2021		2020		2019
	Adjusted Net Income (Loss)	Adjusted Earnings Per Share	Adjusted Net Income (Loss)	Adjusted Earnings Per Share	Adjusted Net Income (Loss)	Adjusted Earnings Per Share
	(in thousands)		(in thousands)		(in thousands)
Reported GAAP measure	$(43,134)	$(0.65)	$1,687	$0.04	$(6,401)	$(0.17)
Adjustments:
Non-operating expense (income)	921	0.01	(20)	—	(201)	(0.01)
Transaction related gains/losses/ expenses	—	—	(8,007)	(0.19)	—	—
Stock-based compensation expense	60,231	0.91	4	—	—	—
Adjusted non-GAAP measure	$18,018	$0.27	$(6,336)	$(0.15)	$(6,602)	$(0.18)
Weighted-average shares of common stock outstanding, diluted	66,374		42,877		37,729
Free Cash Flow
Free cash flow, as reconciled in the table below, is a non-GAAP financial measure defined as net cash provided by or used in operating activities, less purchases of property and equipment and capitalized software development costs. This non-GAAP financial measure may be a useful measure for investors and other users of our financial statements as a supplemental measure of our cash performance and to assess the quality of our earnings as a key performance measure in evaluating management.

Years Ended December 31,	2021	2020	2019
	(in thousands)
Net cash flows provided by (used in) operating activities	$7,262	$(2,104)	$11,816
Adjustments:
Purchases of property and equipment	(3,201)	(780)	(4,090)
Capitalized software development costs	(9,968)	(6,681)	(2,442)
Free cash flow	$(5,907)	$(9,565)	$5,284
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

Liquidity and Capital Resources
While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize cash resources without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our cash resources without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on our cash resources and therefore our liquidity.
Upon the closing of the IPO in November 2020, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the exchangeable redeemable preferred stock conversion (see Note 8 – Exchangeable Redeemable Preferred Stock Conversion), $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 9 – Non-controlling Interests / Purchase of Telos ID), and $21.0 million to repay our outstanding senior term loan and subordinated debt (see Note 7 – Debt Obligations).
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase warrants to purchase 900,970 shares of our common stock owned by EnCap (see Note 7 - Debt Obligations). Further, on July 30, 2021, we used approximately $5.9 million of the net proceeds to acquire the assets of DFT (see Note 4 - Acquisition).
We intend to use the remaining net proceeds of the IPO and the follow-on offering for general corporate purposes. We also may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors. Proceeds held by us are invested in short-term investments until needed for the uses described above. We currently anticipate that we will retain all available funds for use in the operations and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Our overall financial position and liquidity are strong. Our working capital was $140.8 million and $105.2 million as of December 31, 2021 and 2020, respectively. Although no assurances can be given, we expect that funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.
We ended fiscal year 2021 with a cash and cash equivalent balance of $126.6 million compared to $106.0 million at the end of 2020. We place a strong emphasis on cash flow generation. This focus gives us the flexibility for capital deployment while preserving a strong balance sheet to position us for future opportunities. We believe we have adequate funds on hand to execute our financial and operating strategy.
The following is a discussion of our major operating, investing and financing activities in fiscal years 2021, 2020 and 2019, as classified on the Consolidated Statements of Cash Flows in Part II, Item 8.
Net cash provided by operating activities was $7.3 million in 2021 compared to cash used in operating activities of $2.1 million in 2020 and cash provided by operating activities of $11.8 million in 2019. Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, cash used in operating activities also includes dividends from preferred stock recorded as interest expense of $3.4 million and $3.8 million for 2020 and 2019, respectively. In 2021, net loss was $43.1 million, which included $60.2 million of stock-based compensation, and $5.6 million of depreciation and amortization ($1.9 million of which was amortization of intangible assets). In 2020, net income was $6.8 million, which included $14.0 million of gain related to the redemption of public preferred stock, and $5.4 million of depreciation and amortization ($1.7 million of which was amortization of intangible assets). In 2019, net loss was $2.1 million, which included $5.0 million of depreciation and amortization ($1.8 million of which was amortization of intangible assets).

Net cash used in investing activities for the years ended December 31, 2021, 2020, and 2019 was $19.1 million, $7.5 million, and $6.5 million, respectively. Our investing activities include cash paid for capital expenditure and business acquisition. Capital expenditures for the year ended December 31, 2021, 2020, and 2019, consisted of the capitalization of software development costs of $10.0 million, $6.7 million, and $2.4 million, respectively, and the purchases of property and equipment of $3.2 million, $0.8 million, and $4.1 million, respectively. In 2021, we paid $5.9 million of cash for the acquisition completed in July 2021.
Cash provided by financing activities for the years ended December 31, 2021, 2020 and 2019 was $32.3 million, $108.9 million, and $1.4 million, respectively. The financing activities in 2021 is primarily attributable to the proceeds from the follow-on offering that generated $64.3 million of net proceeds, reduced by $26.9 million used to repurchase the outstanding warrants held by EnCap, $1.3 million to repurchase the common stock held by EnCap, repayments of $1.3 million under finance leases, and $2.4 million final cash distribution to the Class B Member of Telos ID. The financing activities in 2020 consisted of net proceeds of $272.8 million from the initial public offering, offset by $108.9 million redemption of the public preferred stock, $17.4 million payoff of senior term loan, $30.0 million purchase of Telos ID membership interest, distributions of $2.7 million to the Class B Member of Telos ID, $3.7 million payoff of subordinated debt, and repayments of $1.2 million under finance leases. The financing activities in 2019 consisted of net proceeds of $4.9 million from the EnCap senior term loan, distributions of $2.4 million to the Class B Member of Telos ID, and repayments of $1.1 million under finance leases.
Commitments
The Company does not have any other contractual obligations at December 31, 2021, except for the commitments on the existing lease obligations, as described under Note 18 - Commitments, Contingencies and Subsequent Events, to the Consolidated Financial Statements. The following summarizes our obligations at December 31, 2021 (in thousands):

		Payments due by Period
	Total	2022	2023 - 2025	2026 - 2028	2029 and later

Finance lease obligations (1)	$17,267	$2,149	$6,774	$7,295	$1,049
Operating lease obligations (2)	1,003	602	401	—	—
	$18,270	$2,751	$7,175	$7,295	$1,049

(1) Includes interest expense	$2,966	$688	$1,576	$689	$13
(2) Includes operating lease right-of-use obligations and short-term leases with terms of 12 months or less. We have various lease agreements for property and equipment that, pursuant to ASC 842, “Leases,” require us to record the present value of the minimum lease payments for such equipment and property.
In addition, there were no outstanding commitments that were considered material for capital expenditures on December 31, 2021. We presently anticipate capital expenditures of approximately $11.5 million in 2022; however, there can be no assurance that this level of capital expenditures will occur. We believe that the available cash will be sufficient to fund our projected capital expenditures for 2022.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information, and may change in the future as more current information is available. Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain, as a result, actual results could differ from those estimates.

The following is a summary of the most critical accounting policies used and the discussion is intended to bring to the attention of readers of those accounting policies that management believes are critical in the preparation of our consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all significant accounting policies that are more fully described in the notes to consolidated financial statements contained within this report.
Revenue Recognition
We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period. Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price, net of any discounts, to each performance obligation based on the standalone selling price of the product or service underlying each performance obligation. The standalone selling price is either based on estimated or actual costs plus a reasonable profit margin or the observable price of a good or service when Telos sells that good or service separately in similar circumstances and to similar customers. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration, as applicable. The transaction price is allocated to each distinct performance obligation within the contract and recognized as revenue when, or as, the performance obligation is satisfied.
Our contracts may also include various types of variable considerations such as claims (i.e., indirect rate or other equitable adjustments) or incentive fees and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. The estimated amounts are based on an assessment of our anticipated performance and all other information that is reasonably available to us.
For contracts where revenue is recognized over time, we recognized revenue based on progress towards completion of the performance obligation, using costs incurred to date relative to total estimated cost at completion to measure progress on a proportional performance basis for our contracts. Due to the nature of the work required to be performed on certain contracts, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.
For contracts where revenue is recognized over time, we recognized changes in estimated contract revenues, costs and profits using the cumulative catch-up method of accounting, wherein we recognize the cumulative effect of changes on current and prior periods with the impact of the change from inception-to-date recorded in the current period. In cases when the total expected costs exceed total estimated revenue for a performance obligation, we recognize the anticipated losses on contracts in full in the period in which the losses become known. The impact of adjustments in contract estimates on our operating income can be reflected in either revenue or operating costs and expenses. The aggregate net changes in contract estimates increased our operating income by $0.2 million in 2021.
Business Combinations
We accounted for the acquisition transaction in accordance with ASC 805, "Business Combination". We recorded all tangible and intangible assets acquired and liabilities assumed at fair value as of the acquisition date, which is determined using the cost, market or income approach. The excess amount of the aggregate purchase consideration paid over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill.
The preliminary valuations are based on the information that exists as of the acquisition date and available to us. During the measurement period that shall not exceed one year from the acquisition date, we may adjust the preliminary purchase price allocation to reflect new information that we subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

Goodwill and Other Long-Lived Assets
We evaluate the impairment of goodwill and other long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Management annually reviews goodwill and other long-lived assets for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If we determine that the carrying value of the goodwill and other long-lived assets may not be recoverable, we will record an impairment charge for the amount by which the carrying value of the goodwill and other long-lived assets exceeds its fair value.
Goodwill is not amortized, but rather tested for potential impairment as of December 31 each year. The goodwill impairment test is performed at the reporting unit level. Accounting requirements provide that a reporting entity may perform an optional qualitative assessment on an annual basis to determine whether events occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or the optional qualitative assessment is not performed, a quantitative analysis is performed. The Company performs the quantitative goodwill impairment test by calculating the fair value of the reporting unit and comparing it to its respective carrying value including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit's fair value and the reporting unit's carrying value.
We measure fair value based on a discounted cash flow method, which requires management's judgment with respect to forecasted revenue, operating margins, capital expenditures, and selection and use of an appropriate discount rate commensurate with the risk inherent in each of our reporting units' current business models. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. Our estimate of cash flows and discount rate are subject to change due to the economic environment. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company.
We amortized intangible assets over their respective estimated useful lives, and reviewed them for impairment whenever events or changes in business circumstances indicate the carrying value may not be recoverable. We completed the required annual impairment test of goodwill for all reporting units and other long-lived assets as of December 31, 2021, resulting in no impairments. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated value of the reporting units exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test.
Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.” Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We record net deferred assets to the extent we believe these assets will more likely than not be realized. The realizability of net deferred tax assets is based on all available evidence, including future taxable income projections, tax planning strategies, and reversal of taxable temporary differences. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when management believes it is more likely than not such asset will not be recovered, taking into consideration historical operating results, expectations of future earnings, tax planning strategies and the expected timing of the reversals of existing temporary differences.
Recent Accounting Pronouncements
See Note 1 - Overview and Summary of Significant Accounting Policies of the consolidated financial statements for a discussion of recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Consolidated Financial Statements and Supplementary Data
TELOS CORPORATION

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Telos Corporation
Ashburn, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Telos Corporation (the “Company”) and subsidiaries as of December 31, 2021, and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 28, 2022 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition – Estimated Costs to Complete
As described in Note 2 to the consolidated financial statements, the Company recognizes certain revenue attributable to fixed-price contracts over time. For these revenue contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally accounts for these revenue contracts using the cost-to-cost measure of progress. Under the cost-to-cost measure of progress, the estimation of progress toward completion is subject to many variables and requires significant judgment. The revisions in contract estimates can materially affect the Company’s operating results.

We identified estimated costs to complete revenue contracts as a critical audit matter. Auditing the Company’s estimate of total contract costs at completion is especially challenging due to the judgmental and subjective nature of the estimation of remaining costs to complete, including material, labor and subcontracting costs. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:
a.Evaluating the reasonableness of a sample of project budgets for projects completed during the year through a retrospective review against actual performance at project completion.
b.Assessing the reasonableness of the estimated costs to complete for a sample of open projects through: (i) evaluating the reasonableness of project budgets and the nature of costs required to complete open projects, (ii) assessing the status of completion of respective projects through testing of a sample of project costs incurred to date, (iii) evaluating the reasonableness of project status by performing inquiries of project managers and assessing the nature of activities required to complete open projects, and (iv) performing retrospective review for open projects and investigating budget to actual variances (if any).
c.Assessing the reasonableness of changes in estimated costs to complete at year end and investigating reasons for changes in expected costs and project margins.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2007.

McLean, Virginia
March 28, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Telos Corporation
Ashburn, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Telos Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”)” and our report dated March 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Several material weaknesses regarding management’s failure to design and maintain controls have been identified and described in management’s assessment. The material weaknesses related to:

1) the control environment, a) not maintaining an appropriate control environment, inclusive of structure and responsibility, and monitoring activities by appropriately qualified resources with the knowledge, experience, and training important to the Company’s financial reporting to ensure compliance with generally accepted accounting principles requirements, and b) inadequate mechanisms and oversight to ensure accountability for the performance of controls; 2) inappropriately designed information technology general controls (“ITGCs”) in the areas of user access, change management, safe guarding of assets, and segregation of duties, including controls over the recording of journal entries, related to certain information technology systems that support the Company’s financial reporting process. 3) control activities a) recording of revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”  b) accounting for software development costs in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed”, and ASC Topic 350-40, “Internal Use Software.” c) review of completeness and accuracy of stock based award compensation expense, and review of the key inputs and assumptions utilized in third-party valuations, d) preparation and review of projected financial information utilized in the valuation of the business combination, e) financial statement close process to ensure the consistent execution, accuracy, and timely review of account reconciliations, as well as review of the statement of cash flows, and f) coding of transactions within the purchase to disbursement business process.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 28, 2022 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

McLean, Virginia
March 28, 2022

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except earnings per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue
Services	$221,548	$161,180	$143,581
Products	20,885	18,737	15,637
	242,433	179,917	159,218
Costs and expenses
Cost of sales – Services	143,357	106,969	98,772
Cost of sales – Products	13,047	10,528	8,102
	156,404	117,497	106,874
Selling, general and administrative expenses
Sales and marketing	19,655	6,176	5,951
Research and development	19,096	14,243	10,647
General and administrative	88,742	41,704	30,721
	127,493	62,123	47,319
Operating (loss) income	(41,464)	297	5,025
Other income (expenses)
Gain on redemption of public preferred stock	—	14,012	—
Non-operating (expense) income	(921)	(255)	201
Interest expense	(777)	(7,259)	(7,467)
(Loss) income before income taxes	(43,162)	6,795	(2,241)
Benefit from income taxes	28	46	104
Net (loss) income	(43,134)	6,841	(2,137)
Less: Net income attributable to non-controlling interest	—	(5,154)	(4,264)
Net (loss) income attributable to Telos Corporation	$(43,134)	$1,687	$(6,401)
Net (loss) earnings per share attributable to Telos Corporation, basic	$(0.65)	$0.04	$(0.17)
Net (loss) earnings per share attributable to Telos Corporation, diluted	$(0.65)	$0.04	$(0.17)
Weighted-average shares of common stock outstanding, basic	66,374	41,642	37,729
Weighted-average shares of common stock outstanding, diluted	66,374	42,877	37,729
The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(43,134)	$6,841	$(2,137)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(71)	38	(11)
Less: Comprehensive income attributable to non-controlling interest	—	(5,154)	(4,264)
Comprehensive (loss) income attributable to Telos Corporation	$(43,205)	$1,725	$(6,412)
The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
ASSETS

	December 31,
	2021	2020
Current assets
Cash and cash equivalents	$126,562	$106,045
Accounts receivable, net	59,844	30,913
Inventories, net	1,247	3,311
Prepaid expenses	3,329	3,059
Other current assets	732	786
Total current assets	191,714	144,114
Property and equipment
Furniture and equipment	15,420	13,574
Leasehold improvements	2,994	2,669
Finance leases right-of-use assets	30,784	30,791
	49,198	47,034
Less: Accumulated depreciation and amortization	(34,057)	(32,057)
Net property and equipment	15,141	14,977
Operating lease right-of-use assets	852	1,464
Goodwill	17,922	14,916
Intangible assets, net	19,199	7,420
Other assets	1,253	926
Total assets	$246,081	$183,817
The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and par value data)
LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2021	2020
Current liabilities
Accounts payable and other accrued liabilities	$34,548	$20,899
Accrued compensation and benefits	6,557	8,474
Contract liabilities	6,381	5,654
Finance lease obligations – short-term	1,461	1,339
Operating lease obligations – short-term	564	677
Other current liabilities	1,430	1,903
Total current liabilities	50,941	38,946

Finance lease obligations - long-term	12,840	14,301
Operating lease obligations - long-term	388	941
Deferred income taxes	723	652
Other liabilities	935	1,873
Total liabilities	65,827	56,713

Commitments and contingencies (Note 18)

Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 66,767,450 shares and 64,625,071 shares issued and outstanding as of December 31, 2021 and 2020, respectively	105	103
Additional paid-in capital	367,153	270,800
Accumulated other comprehensive (loss) income	(27)	44
Accumulated deficit	(186,977)	(143,843)
Total stockholders’ equity	180,254	127,104
Total liabilities and stockholders' equity	$246,081	$183,817
The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net (loss) income	$(43,134)	$6,841	$(2,137)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Gain on redemption of public preferred stock	—	(14,012)	—
Net loss on early extinguishment of debt and other transactions	—	275	—
Stock-based compensation	60,231	4	—
Dividends from preferred stock recorded as interest expense	—	3,384	3,823
Depreciation and amortization	5,624	5,353	4,972
Provision for inventory obsolescence	10	(1)	376
Provision for (benefit from) doubtful accounts receivable	7	(412)	414
Provision for doubtful non-trade receivables	—	569	—
Amortization of debt issuance costs	—	978	461
Provision for (benefit from) deferred income tax	70	31	(197)
Loss on disposal of fixed assets	6	1	15
Accretion of discount on acquisition holdback	19	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(28,937)	(2,559)	6,186
Decrease (increase) in inventories	2,054	(1,345)	2,048
Increase in prepaid expenses, other current assets and other assets	(982)	(938)	(4,005)
Increase (decrease) in accounts payable and other accrued payables	16,086	3,413	(6,730)
(Decrease) increase in accrued compensation and benefits	(1,917)	(3,713)	3,105
Increase (decrease) in contract liabilities	727	(683)	1,106
(Decrease) increase in other current liabilities and other liabilities	(2,602)	710	2,379
Cash provided by (used in) operating activities	7,262	(2,104)	11,816
Investing activities:
Cash paid for acquisition	(5,925)	—	—
Capitalized software development costs	(9,968)	(6,681)	(2,442)
Purchases of property and equipment	(3,201)	(780)	(4,090)
Cash used in investing activities	(19,094)	(7,461)	(6,532)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	64,269	272,813	—
Repurchase of outstanding warrants	(26,894)	—	—
Repurchase of common stock	(1,251)	—	—
Redemption of public preferred stock	—	(108,878)	—
Purchase of Telos ID membership interest	—	(30,000)	—
Payment of senior term loan	—	(17,351)	—
Payment of subordinated debt	—	(3,657)	—
Proceeds from senior term loan	—	—	4,881
Payments under finance lease obligations	(1,339)	(1,225)	(1,115)
Amendment fee paid to lender	—	(100)	—
Distributions to Telos ID Class B member – non-controlling interest	(2,436)	(2,743)	(2,371)
Cash provided by financing activities	32,349	108,859	1,395
Increase in cash and cash equivalents	20,517	99,294	6,679
Cash and cash equivalents, beginning of the year	106,045	6,751	72
Cash and cash equivalents, end of year	$126,562	$106,045	$6,751
The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$758	$7,259	$3,299
Income taxes	$60	$64	$40

Supplemental disclosures of non-cash investing and financing activities:
Acquisition holdback	$506	$—	$—
Operating lease ROU assets obtained in exchange for operating lease liabilities	$638	$613	$488
Dividends from preferred stock recorded as interest expense	$—	$3,384	$3,823
Common stock issued on redemption of public preferred stock	$—	$19,213	$—
Common stock issued on purchase of Telos ID membership interest	$—	$148,399	$—
Distributions to Telos ID Class B member – non-controlling interest	$—	$2,436	$—
Debt issuance costs and prepayment of interest on senior term loan	$—	$—	$119
The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(amounts in thousands)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid–in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	—	$—	45,143	$65	$4,038	$13	$4,310	$17	$(139,129)	$2,621	$(132,103)
Net (loss) income	—	—		—	—	—	—	—	(6,401)	4,264	(2,137)
Foreign currency translation loss	—	—		—	—	—	—	(11)	—	—	(11)
Distributions	—	—		—	—	—	—	—	—	(2,371)	(2,371)
Balance December 31, 2019	—	$—	45,143	$65	4,038	$13	$4,310	$6	$(145,530)	$4,514	(136,622)
Net income		—		—		—	—	—	1,687	5,154	6,841
Issuance of common stock upon conversion of Class A and Class B common stock	39,003	78	(45,143)	(65)	(4,038)	(13)	—	—	—	—	—
Issuance of common stock	25,622	25	—	—	—	—	291,997	—	—	—	292,022
Purchase of Telos ID membership interest	—	—	—	—	—	—	(25,511)	—	—	(4,489)	(30,000)
Foreign currency translation gain	—	—	—	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	—	—	4	—	—	—	4
Distributions	—	—	—	—	—	—	—	—	—	(5,179)	(5,179)
Balance December 31, 2020	64,625	$103	—	$—	—	$—	$270,800	$44	$(143,843)	$—	$127,104
Net loss	—	—	—	—	—	—	—	—	(43,134)	—	(43,134)
Issuance of common stock	2,050	2	—	—	—	—	64,267	—	—	—	64,269
Foreign currency translation loss	—	—	—	—	—	—	—	(71)	—	—	(71)
Stock-based compensation	132	—	—	—	—	—	60,231	—	—	—	60,231
Repurchase of outstanding warrants	—	—	—	—	—	—	(26,894)	—	—	—	(26,894)
Repurchase of common stock	(40)	—	—	—	—	—	(1,251)	—	—	—	(1,251)
Balance December 31, 2021	66,767	$105	—	$—	—	$—	$367,153	$(27)	$(186,977)	$—	$180,254
The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Overview and Summary of Significant Accounting Policies
Overview of Business
Organization
Telos Corporation, together with its subsidiaries, (the “Company” or “Telos” or “We”), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We hold a 100% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”), Teloworks, Inc. (“Teloworks”) and Telos APAC Pte. Ltd. ("Telos APAC").
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
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock held by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase the warrants to purchase 900,970 shares of our common stock owned by certain affiliates of EnCap.
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
Principles of Consolidation and Reporting
The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation, Telos ID, Teloworks, and Telos APAC, all of whose issued and outstanding share capital is wholly-owned directly and indirectly by the Telos Corporation. All intercompany transactions have been eliminated in consolidation.
In preparing these consolidated financial statements, we have evaluated subsequent events through the date that these consolidated financial statements were issued.
Basis of Comparison
Certain prior-period amounts have been reclassified to conform to the current period presentation. In the current period, we have reclassified and presented intangible assets separately from our property and equipment line item. The reclassification had no impact on our total assets or liabilities nor on our net (loss) income or stockholders' equity.

Revision of Prior Quarterly 2021 Financial Statements
In connection with the preparation of the consolidated financial statements, the Company recorded certain revisions related to previously issued unaudited condensed consolidated financial statements. The Company considered the errors identified in accordance with the SEC's Staff Accounting Bulletin No. 99 and determined the impact was immaterial to the previously issued consolidated interim financial statements. Nonetheless, the Company has revised the previously reported interim financial information for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021. There is no cumulative impact to the Company’s full-year 2021 financial statements as a result of these revisions. Revisions to amounts in previously filed quarterly financial statements are reflected in Note 20 - Revision of Interim Financial Statements.
Segment Reporting
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), who the Company has identified is the Chief Executive Officer, in deciding how to allocate resources and assess performance.
During the fourth quarter of 2021, we reorganized our internal management reporting structure and the financial results evaluated by our CODM; therefore, we changed our operating segments to align with how our CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, we reported two reportable and operating segments: Security Solutions and Secure Networks. Our Security Solutions segment focuses on the Company's cybersecurity, cloud and identity solutions. Our Secure Networks segment provides offerings for enterprise security.
Prior period segment information has been recast to reflect the change (see Note 17 - Segment Information for further information). The segment reorganization had no impact on previously reported consolidated financial results.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current available information and various other assumptions that we believe are reasonable under the circumstances. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, income taxes, contingencies and litigation, potential impairments of goodwill and estimated pension-related costs for our foreign subsidiaries.  Actual results could differ from those estimates.
Risks and Uncertainties
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable.
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
The Company's receivables are primarily due from the U.S. government, or from prime contractors on which we are subcontractors and the end customer is the U.S. government, and are generally considered collectable from the perspective of the customer's ability to pay. The Company does not have a material credit risk exposure. We maintain an allowance for doubtful accounts for estimated potential credit losses.

The COVID-19 pandemic has caused significant disruption to national and global economies and government activities. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforce, and suppliers, disrupting economies and financial markets, and leading to a world-wide economic downturn. COVID-19, together with subsequently reported variants of this strain, have caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.
The COVID-19 pandemic has impacted our estimates and assumptions and will continue to do so. The pandemic may adversely affect our customers’ ability to perform their missions and is in many cases disrupting their operations. Given the uncertainties around the pandemic, including its duration and potential future disruptions to our supply chain or workforce, it is reasonably possible that the actual impact of the pandemic on our contract costs could be materially different than our current estimates. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer-imposed limitations and relying on various technologies to perform their functions. We could see delays or changes in customer demand, particularly if government funding priorities change. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain.
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
Receivables include billed and unbilled receivables. Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realization value and consist of costs and fees billable on contract completion or the occurrence of a specific event, other than the passage of time.
Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted-average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Provisions have been made to reduce all obsolete, slow-moving or unsaleable inventories to their net realizable values. This provision is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.
Gross inventory was $2.1 million and $4.2 million at December 31, 2021 and 2020, respectively. As of December 31, 2021, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Recoveries	Balance End of Year

Year Ended December 31, 2021	$851	$10	$—	$861
Year Ended December 31, 2020	$860	$(1)	$(8)	$851
Year Ended December 31, 2019	$520	$376	$(36)	$860
Property and Equipment
Property and equipment are recorded at cost. Depreciation is provided using the straight-line method at rates based on the estimated useful lives of the individual assets or classes of assets as follows:

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
Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2021, 2020, and 2019, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.
Long-lived assets, including property and equipment, are reviewed for impairment whenever circumstances indicate that the carrying amount of the asset exceeds its estimated fair value. Considerable management judgment is necessary to estimate its fair value. Accordingly, actual results could differ from such estimates. No events have been identified that caused an evaluation of the recoverability of long-lived assets.
Depreciation and amortization expenses related to property and equipment, including property and equipment under finance leases was $3.1 million, $2.9 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Software Development Costs
We account for development costs of software in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and ASC Topic 350-40 “Internal Use Software”, depending on the intended use of the software being developed. Software development costs are capitalized and amortized over the estimated product life on a straight-line basis. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support the carrying values.
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $1.8 million, $1.0 million, and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Business Combinations
Acquisitions were accounted for under U.S. GAAP using the acquisition method in accordance with ASC 805, Business Combinations. The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities, if any, is recorded as goodwill.
The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with an acquisition. Estimating the fair value of acquired assets and assumed liabilities, including intangibles, requires judgment about expected future cash flows, weighted-average cost of capital, discount rates and expected long-term growth rates.
Goodwill and Intangible Assets
Goodwill is recorded for the difference between the aggregate consideration paid for an acquisition and the fair value of net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for potential impairment. We evaluate the impairment of goodwill in accordance with ASC 350, which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis, as of December 31 each year, for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.
We may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, and if so, we perform a quantitative test. We compare the carrying value of each reporting unit to its estimated fair value, and if the fair value is determined to be less than the carrying value, we recognize an impairment loss for the difference. The evaluation is based on the estimation of the fair values at the reporting unit level in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management’s judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate.
The Company's goodwill is amortized and deducted over a 15-year period for tax purposes.
We completed the required annual impairment test of goodwill for all reporting units as of December 31, 2021, resulting in no impairments. The fair value of our reporting units exceeded their carrying value. See Note 5 - Goodwill for additional information.

Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Stock-Based Compensation
Under our 2016 Omnibus Long-Term Incentive Plan, as amended (the “2016 LTIP”), we have the ability to award restricted stock units with time-based vesting (“Service-Based RSUs”) and restricted stock units with performance-based vesting (“Performance-Based RSUs”) to senior executives, directors, employees and other eligible service providers. Under the 2016 LTIP, our Board of Directors or, by designation of authority, the Management Development and Compensation Committee of our Board of Directors has the discretion to establish the terms, conditions and criteria of the various awards, including the weighing and vesting schedule of Service-Based RSUs and the performance conditions applicable to the Performance-Based RSUs, including the achievement of certain financial performance criteria or price targets for our common stock. Upon vesting, Service-Based RSUs and Performance-Based RSUs will be settled in the Company’s common stock.
•Service-Based RSUs granted to eligible employees as an incentive generally may vest in installments over a period of up to three years from the date of grant. Service-Based RSUs granted to senior executives in 2021 vest in three annual installments from the date of grant, with 30% vesting on the first and second anniversaries and 40% vesting on the third anniversary. The grant date fair value per share is equal to the closing stock price on the date of grant.
•Performance-Based RSUs may vest upon the achievement of a defined performance target or at the end of the defined performance period from the date of grant, whichever initially occurs. The grant date fair value per share of these Performance-Based RSUs is equal to the closing stock price on the date of the grant or the fair value of the award on the grant date as determined through an independent valuation for Performance-Based RSUs with market condition. Performance-Based RSUs may vest upon the achievement of certain price targets for the Company’s common stock anytime over a three-year period from the date of grant. In order to reflect the substantive characteristics of these market condition awards, the Company employs a Monte Carlo simulation valuation model to calculate the grant date fair value and corresponding requisite service period of the award. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such awards based on a large number of possible stock price path scenarios.
We recognize these share-based payment transactions when services from the employees are received and recognize a corresponding increase in additional paid-in capital in our consolidated balance sheets, in accordance with ASC 718, "Compensation - Stock Compensation." The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award is recognized ratably over the requisite service period for the entire award, which is the period during which an employee is required to provide service in exchange for an award. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied.  If such performance conditions are not or are no longer considered probable, no compensation expense for these awards is recognized, and any previously recognized expense is reversed. If the performance condition is achieved prior to the completion of the requisite service period, any unrecognized compensation expense will be recognized in the period the performance condition is achieved. Compensation expense for awards with market conditions is recognized over the derived service period, or sooner, if the market condition is achieved. Previously recognized expense for awards with market conditions will never be reversed even if the market conditions are never achieved. We recognize forfeitures of share-based compensation awards as they occur. Share-based compensation expense is recognized as part of the cost of sales and selling, general and administrative expenses in our consolidated statements of operations.
Net Earnings (Loss) per Share
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

For the year ended December 31, 2019, the Class A common basic and diluted net loss per share was $(0.17), the Class A common basic and diluted weighted-average shares were 34,525, the Class B common basic and diluted net loss per share was $(0.17), and the Class B common basic and diluted weighted-average shares were 3,204.
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net (loss) earnings per share because to do so would be anti-dilutive. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Year Ended December 31,
	2021	2020
Unvested restricted stock	520	60
Common stock warrants, exercisable at $1.665/sh.	400	901
Total	920	961
Other Comprehensive Income (Loss)
Our functional currency is the U.S. Dollar. For one of our wholly-owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the periods presented. Translation gains and losses are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income.
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
Recent Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. This standard was effective for interim and annual reporting periods beginning after December 15, 2019, which made this standard effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-4, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss instead is measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this ASU were effective for years beginning after December 15, 2019, which made this standard effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirement for fair value measurement under ASC 820 to improve the effectiveness of such disclosures. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements.  This standard was effective for interim and annual reporting periods beginning after December 15, 2019, which made this standard effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018‑15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This standard was effective for interim and annual reporting periods beginning after December 15, 2019, which made this standard effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. This standard was effective for reporting periods beginning after December 15, 2020, which made this standard effective for us on January 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationship and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, “Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Entities should apply the amendments prospectively to business combinations that occur after the effective date. This standard will be effective for reporting periods beginning after December 15, 2022, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our consolidated financial position, results of operations and cash flows.
Note 2. Revenue
Revenue Recognition
We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period. Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price, net of any discounts, to each performance obligation based on the standalone selling price of the product or service underlying each performance obligation. Our contracts with the U.S. Government are generally subject to Federal Acquisition Regulation ("FAR") and the price is typically based on estimated or actual costs plus a reasonable profit margin. As such, the standalone selling price of products or services in our contracts with the U.S. Government are typically equal to the selling price stated in the contract. For non-U.S. Government contracts with multiple performance obligations, standalone selling price is the observable price of a good or service when Telos sells that good or service separately in similar circumstances and to similar customers.

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
The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue. Revenue transferred to customers over time accounted for 91%, 90% and 90% of our revenue for the years ended December 31, 2021, 2020 and 2019. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration as discussed further below.
Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, subcontractor costs and indirect expenses. This continuous transfer of control to the customer is supported by clauses in our contracts with U.S. government customers whereby the customer may terminate a contract for convenience and then pay for costs incurred plus a profit, at which time the customer would take control of any work in process. For non-U.S. government contracts where we perform as a subcontractor and our order includes similar FAR provisions as the prime contractor’s order from the U.S. government, continuous transfer of control is likewise supported by such provisions. For other non-U.S. government customers, continuous transfer of control to such customers is also supported due to general terms in our contracts and rights to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit.
Revenue that is recognized at a point in time is for the sale of software licenses in our Information Assurance / Xacta and Secure Communications business groups and for the sale of resold products in Telos ID and Secure Networks, and is classified as product revenue. Revenue transferred to customers at a point in time accounted for 9%, 10% and 10% of our revenue for the years ended December 31, 2021, 2020 and 2019. Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount we would sell the product or service to a customer on a standalone basis.
For certain performance obligation where we are not primarily responsible for fulfilling the promise to provide the goods or services to the customer, do not have inventory risk and have limited discretion in establishing the price for the goods or services, we recognize revenue on a net basis.
Contract Estimates
Due to the transfer of control over time, revenue is recognized based on progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the performance obligations. We generally use the cost-to-cost measure of progress on a proportional performance basis for our contracts because it best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on certain of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.

Our contracts may include various types of variable consideration, such as claims (for instance, indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved.  We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular DCAA audits of incurred cost submissions. This resulted in signed final rate agreement letters for fiscal years 2014 to 2016 and conformed incurred cost submissions for 2017 to 2020. We evaluated the resulting changes to revenue under the applicable cost-plus fixed fee contracts for the years 2014 to 2016 as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we have recognized revenue of $0.2 million during the year ended December 31, 2021.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. We recorded an immaterial contract loss during the year ended December 31, 2021.
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
As discussed above, we have identified two (2) reportable segments. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially most of our revenues are generated from U.S. customers, while international customers are de minimus, as such the financial information by geographic location is not presented.
The following tables disclose revenue disaggregated by several categories for the years ended December 31, 2021, 2020, and 2019 (in thousands).

Revenue Type	2021	2020	2019
Security Solutions
Services	$102,649	$100,422	$86,286
Products	20,885	16,890	15,637
	123,534	117,312	101,923
Secure Networks
Services	118,899	60,758	57,295
Products	—	1,847	—
	118,899	62,605	57,295
Total revenue	$242,433	$179,917	$159,218

Customer Type	2021	2020	2019
Security Solutions
Federal	$114,159	$109,410	$92,336
State & Local, and Commercial	9,375	7,902	9,587
	123,534	117,312	101,923
Secure Networks
Federal	118,717	62,267	56,921
State & Local, and Commercial	182	338	374
	118,899	62,605	57,295
Total revenue	$242,433	$179,917	$159,218

Contract Type	2021	2020	2019
Security Solutions
Firm fixed-price	$104,534	$98,379	$80,316
Time-and-materials	12,433	12,617	14,100
Cost plus fixed fee	6,567	6,316	7,507
	123,534	117,312	$101,923
Secure Networks
Firm fixed-price	107,770	53,324	51,313
Time-and-materials	28	838	469
Cost plus fixed fee	11,101	8,443	5,513
	118,899	62,605	$57,295
Total revenue	$242,433	$179,917	$159,218
Revenue resulting from contracts and subcontracts with the U.S. government accounted for 96.1%, 95.4%, and 93.7% of consolidated revenue in 2021, 2020, and 2019, respectively. As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 97.3% of our billed accounts receivable were directly with U.S. government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses.
The percentage of total revenue for the U.S. government, its agencies and other customers comprising more than 10% of total revenue is as follows:

	2021	2020	2019
U.S. Department of Defense	74%	65%	65%
Civilian	22%	30%	29%
Contract Balances
Performance obligations are satisfied either over time or at a point in time and are typically invoiced to the customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within accounts receivable, net of reserve on our consolidated balance sheets.
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our consolidated balance sheets on a net contract basis at the end of each reporting period. As of December 31, 2021 and 2020, the contract liabilities primarily related to product support services.

Contract balances for the periods presented are as follow (in thousands):

	December 31,
	2021	2020	2019
Contract assets (unbilled receivables)	$41,374	$19,161	$16,745
Contract liabilities	$6,381	$5,654	$6,337
The significant changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. For the years ended December 31, 2021, 2020 and 2019, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $4.3 million, $5.3 million, and $4.2 million, respectively.

	December 31,
	2021	2020
Remaining performance obligation (funded backlog)	$123,479	$127,735
We expect to recognize approximately 85.8% of our remaining performance obligations as revenue in 2022, and approximately 14.1% by 2023, with the remainder recognized thereafter.
Note 3. Accounts Receivables
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
The components of accounts receivable, net consisted of the following (in thousands):

	December 31,
	2021	2020
Billed accounts receivable	$18,586	$12,060
Unbilled receivables	41,374	19,161
Allowance for doubtful accounts	(116)	(308)
Accounts receivable, net	$59,844	$30,913
The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Write-offs / Recoveries (2)	Balance End of Year

Year Ended December 31, 2021	$308	$7	$(199)	$116
Year Ended December 31, 2020	$720	$(412)	$—	$308
Year Ended December 31, 2019	$306	$414	$—	$720
(1)Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)Accounts receivable written-off and subsequent recoveries, net
On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company could sell certain accounts receivable (balance not to exceed $10 million) to a third party, or the “Factor”, without recourse to the Company, with an availability period through June 30, 2022. There were no accounts receivable sold during 2021 and 2020, respectively. As of December 31, 2021 and 2020, there were no outstanding sold accounts receivable.

Note 4. Acquisition
On July 30, 2021, the Company acquired the assets of Diamond Fortress Technologies ("DFT") and wholly-owned subsidiaries for a total purchase consideration of $6.7 million, inclusive of $0.3 million related to a pre-existing contractual arrangement with DFT. Upon closing, $5.9 million of cash was paid with an additional $0.6 million payable to DFT 18 months after the close date (the "holdback"). The holdback amount has been discounted to its present value of $0.5 million using a discount rate relevant to the acquisition. The acquisition adds several new patents to the Company’s library of biometric and digital identity intellectual property. The addition of contactless biometrics technology will enable the Company to better serve the needs of organizations in existing and new markets. The acquisition of DFT has been accounted for under U.S. GAAP using the acquisition method of accounting. The total purchase consideration of $6.7 million has been allocated among the assets acquired at their fair value at acquisition date.
The Company recognized $3.7 million of intangible assets and $3.0 million of goodwill, which is housed in the Telos ID reporting unit, part of the Security Solutions operating segment. Goodwill is primarily attributable to excess of the purchase price over the acquired identifiable net tangible and intangible assets. The acquired intangible assets will be amortized on a straight-line basis over 3 - 8 years. The acquisition was considered an asset purchase for tax purposes and the recognized goodwill is deductible for tax purposes.
The results of DFT operations have been included in our consolidated statements of operations from the acquisition date, and are not material for the year ended December 31, 2021. Acquisition-related costs were immaterial and have been expensed as incurred. The pro-forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements is not material.
Note 5. Goodwill
The carrying value of the goodwill is as follows:

	Security Solutions	Secure Networks	Total
Balance at December 31, 2020	$—	$14,916	$14,916
Acquired goodwill	3,006	—	3,006
Balance at December 31, 2021	$3,006	$14,916	$17,922
As discussed in Note 1 - Overview and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, we reorganized our segment reporting in the fourth quarter of 2021 to align with how our CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, we reported two operating and reportable segments: Security Solutions and Secure Networks.
The Security Solution segment consists of three reporting units: Secure Communications, Information Assurance / Xacta and Telos ID; while the Secure Networks segment also became its own reporting unit for purposes of testing goodwill.
The existing goodwill reported from prior years was previously identified under the Cyber Operations and Defense reporting unit, which was comprised of Information Assurance / Xacta and Secure Networks. We determined that the goodwill balance was specifically related to an acquisition associated within the Secure Networks reporting unit; therefore, the previous goodwill balance was allocated entirely under our updated reporting unit structure to Secure Networks. Our goodwill from the recent DFT acquisition is housed within the Telos ID reporting unit, which is part of the Security Solutions operating segment.
The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company.
Goodwill is subject to annual impairment tests and in the interim if triggering events are present before the annual tests, we will assess impairment. At year-end, the Company performed its annual impairment test of goodwill for all of the reporting units. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the reporting units exceeded its carrying value. For the years ended December 31, 2021, 2020 and 2019, no impairment charges were taken.

Note 6.  Intangible Assets
Intangible assets with finite lives are amortized over the following estimated useful lives:

Estimated Useful Life
Acquired technology	8 years
Customer relationship	3 years
Software development costs	2 years
Intangible assets, all of which are finite-lived, consists of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired technology	$3,630	$(256)	$3,374	$—	$—	$—
Customer relationships	40	(5)	35	—	—	—
Software development costs	22,222	(6,432)	15,790	12,253	(4,833)	7,420
	$25,892	$(6,693)	$19,199	$12,253	$(4,833)	$7,420
Amortization expense was $1.9 million, $1.7 million, and $1.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The expected future annual amortization expense of intangible assets as of December 31, 2021 is presented below (in thousands):

Years Ending December 31,	Amount
2022	$6,820
2023	7,657
2024	2,460
2025	703
2026	454
2027 and thereafter	1,105
Total	$19,199
Note 7. Debt Obligations
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
On March 30, 2018, the Credit Agreement was further amended (the “Third Amendment”) to add a minimum revenue covenant and a net working capital covenant. In consideration of these amendments, the interest rate on the loan was increased by 1%, which would revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The increase in interest expense had been paid in cash. Contemporaneously with the Third Amendment, Mr. John B. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap.
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
•The borrowing under the Credit Agreement continued to be collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable.
•The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment and incurred immaterial third-party transaction costs which were expensed during the period.
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
On November 24, 2020, upon the closing of the IPO, the Company paid a total of $17.4 million which paid off the Credit Agreement in full, including an exit fee of $1.2 million, accrued interest of $138,000, and legal fees of $13,000. As a result, we recognized a loss on debt extinguishment of $138,000 presented as a part of the non-operating expense in the consolidated statements of operations.
We incurred interest expenses in the amount of $2.7 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively, under the Credit Agreement.
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

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes (“Porter Notes”) with affiliated entities of Mr. John R. C. Porter (together referenced as “Porter”).  Mr. Porter and Toxford Corporation, of which Mr. Porter was the sole shareholder, owned 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015.
Telos also entered into Subordination and Intercreditor Agreements (the “Subordination Agreements”) with Porter and a prior senior lender, in which the Porter Notes were fully subordinated to the financing provided by that senior lender, and payments under the Porter Notes were permitted only if certain conditions were met. According to the original terms of the Porter Notes, the outstanding principal sum bore interest at the fixed rate of twelve percent (12%) per annum, which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes did not call for amortization payments and were unsecured. The Porter Notes, in whole or in part, were permitted to be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.
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
We incurred interest expense in the amount of $319,000 and $330,000 for 2020 and 2019, respectively, on the Porter Notes.
On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.
Note 8. Exchangeable Redeemable Preferred Stock Conversion
Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, had been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, were declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2019, was 3,185,586. The Public Preferred Stock was quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.
We paid dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrued a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and was fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $0.60 of such dividends not paid in cash. We accrued dividends on the Public Preferred Stock of $3.4 million and $3.8 million for the years ended December 31, 2020, and 2019, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Upon the closing of the IPO, which constituted a qualified initial public offering for the purposes of the terms of the Exchangeable Redeemable Preferred Stock, each issued and outstanding share of Exchangeable Redeemable Preferred Stock automatically was converted (the “ERPS Conversion”) into the right to receive (i) an amount of cash equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.85 and (ii) that number of shares of common stock (valued at the initial offering price to the public) equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.15. No fractional shares of common stock, however, were issued upon an ERPS Conversion Event but, in lieu thereof, the holder was entitled to receive an amount of cash equal to the fair market value of a share of common stock (valued at the initial offering price to the public) at the time of such ERPS Conversion Event multiplied by such fractional amount (rounded to the nearest cent). “ERPS Liquidation Value” means, per each share of Exchangeable Redeemable Preferred Stock, $10 together with all accrued and unpaid dividends (whether or not earned or declared) thereon calculated as of the actual date of an ERPS Conversion Event without interest, which was approximately $142.3 million as of November 19, 2020. All shares of common stock issued upon an ERPS Conversion were validly issued, fully paid and non-assessable. On November 23, 2020, holders of Exchangeable Redeemable Preferred Stock received $108.9 million in cash and 1.1 million shares of our common stock at $17 per share for a total value of $19.2 million in connection with the ERPS Conversion. The difference in the redemption value of the ERPS and the carrying value has been accounted for as a gain on extinguishment of debt in accordance with ASC 470 and ASC 480.  Approximately $0.2 million of costs directly attributable to this redemption were applied against the gain, resulting in a net gain of $14.0 million.
Note 9.  Non-Controlling Interests / Purchase of Telos ID
On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Telos ID Enterprise business line and assigned our rights to perform under our U.S. government contract with the Defense Manpower Data Center to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and Hoya ID Fund A, LLC ("Hoya") owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to Hoya in exchange for $6.0 million in cash consideration. In accordance with ASC 505, “Equity,” we recognized a gain of $5.8 million. As a result, we owned 60% of Telos ID, and therefore continued to account for the investment in Telos ID using the consolidation method.
On December 24, 2014, Hoya acquired from the Company an additional ten percent (10%) membership interest in Telos ID in exchange for $5.0 million (the “2014 Transaction”). In connection with the 2014 Transaction, the Company and Hoya entered into the Second Amended and Restated Operating Agreement (the “Operating Agreement”) governing the business, allocation of profits and losses and management of Telos ID. Under the Operating Agreement, Telos ID was managed by a board of directors comprised of five members (the “Telos ID Board”). The Operating Agreement provided for two classes of membership units, Class A (owned by the Company) and Class B (owned by Hoya). The Class A member (the Company) owned 50% of Telos ID, was entitled to receive 50% of the profits of Telos ID, and could appoint three members of the Telos ID Board. The Class B member (Hoya) owned 50% of Telos ID, was entitled to receive 50% of the profits of Telos ID, and could appoint two members of the Telos ID Board. The 2014 Transaction continued to be accounted for using the consolidation method and the Class B member was the non-controlling interest.
On October 5, 2020, we entered into a Membership Interest Purchase Agreement between the Company and Hoya to purchase all of the Class B Units of Telos ID (“Telos ID Units”) owned by Hoya (the “Telos ID Purchase”). Upon the closing of the Telos ID Purchase, Telos ID became our wholly-owned subsidiary. On November 23, 2020, the Telos ID Purchase was consummated with the Company transferring $30.0 million in cash and issuing 7.3 million shares of our common stock at $20.39 per share (which totals approximately $148.40 million); the total consideration transferred to Hoya was $178.40 million. As part of the common stock issuance, the Company recognized a credit to APIC of $148.40 million. The Company further recognized a debit to APIC of $173.90 million as part of the elimination of Hoya’s non-controlling interest in Telos ID. The net impact to APIC associated with the acquisition of the additional 50% interest in Telos ID was a debit of $25.50 million.
As a result of the 2014 Transaction, the Class A and Class B members each owned 50% of Telos ID, as mentioned above, and as such, each was allocated 50% of the profits, which was $5.2 million, and $4.3 million for 2020, and 2019, respectively. The Class B member was the non-controlling interest.
Distributions were made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. During the years ended December 31, 2020, and 2019, the Class B member received a total of $2.8 million, and $2.4 million, respectively, of such distributions. The Class B member also received a final distribution of $2.4 million in January 2021, which was accrued and presented in accounts payable and other accrued liabilities in the consolidated balance sheets as of December 31, 2020.

The following table details the changes in non-controlling interest for the years ended December 31, 2020, and 2019 (in thousands):

	2020	2019
Non-controlling interest, beginning of period	$4,514	$2,621
Net income	5,154	4,264
Distributions	(5,179)	(2,371)
Sale of 50% membership interest	(4,489)	—
Non-controlling interest, end of period	$—	$4,514
Note 10. Stockholders' Equity
Authorized Stock
Our authorized capital stock consists of 250,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share. Prior to our Second Amended and Restated Articles of Incorporation, which were effective November 12, 2020, the relative rights, preferences, and limitations of the Class A common stock and the Class B common stock were in all respects identical. The holders of the common stock had one vote for each share of common stock held. Our Second Amended and Restated Articles of Incorporation authorized our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter without stockholder approval to increase or decrease the number of shares of stock that we have authority to issue.
On November 12, 2020, we filed Articles of Amendment (the “Articles”) with the State Department of Assessments and Taxation of the State of Maryland, effective as of the same date (the “Effective Time”). The Articles amended the Company’s charter to effect a reverse stock split such that (1) every 1.259446 shares of Class A Common Stock that were issued and outstanding immediately prior to the Effective Time were changed into one issued and outstanding share of Class A Common Stock, and (2) every 1.259446 shares of Class B Common Stock that were issued and outstanding immediately prior to the Effective Time were changed into one issued and outstanding share of Class B Common Stock. Also on November 12, 2020, we filed the Second Articles of Amendment and Restatement (the “Second Amended Articles”) with the State Department of Assessments and Taxation of the State of Maryland, effective as of the same date (the “Effective Time”). The Second Amended Articles amended the Company’s charter to effect a conversion of each share of the Class B Common Stock that was issued and outstanding immediately prior to the Effective Time into one fully paid and non-assessable share of Class A Common Stock. From and after the Effective Time, certificates representing the Class B Common Stock now represent the number of shares of Class A Common Stock in which such Class B Common Stock was converted. Also, at the Effective Time, the Class A Common Stock was renamed and re-designated as common stock, par value $0.001 per share, of the Corporation.
Shares Issued and Outstanding
As of December 31, 2021 and 2020, there were 66,767,450 and 64,625,071 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding on either date. The changes in our shares outstanding during 2021 and 2020 resulted from shares issued during the follow-on offering and repurchased shares held by EnCap.
Shares Repurchases
Relative to the Repurchase Agreements, as disclosed under Note 7 - Debt Obligations above, the Company agreed to repurchase the 39,682 outstanding shares held by EnCap for $1.3 million on April 19, 2021.

Other Comprehensive (Loss) Income
Comprehensive (loss) income includes changes in equity during a period from non-owner sources. Accumulated other comprehensive (loss) income included within stockholders’ equity consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Cumulative foreign currency translation loss	$(134)	$(63)
Cumulative actuarial gain on pension liability adjustment in Teloworks	107	107
Accumulated other comprehensive (loss) income	$(27)	$44
Note 11: Employee Benefit Plan
Telos sponsors a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. As of December 31, 2021, the Plan held 1,031,718 shares of Telos common stock. We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee’s eligible annual base salary. Participant contributions vest immediately, and Telos contributions vest at the rate of 20% each year, with full vesting occurring after completion of five years of service. Our total contributions to the Plan for 2021, 2020, and 2019 were $1.1 million, $1.0 million, and $0.9 million, respectively.
Additionally, Telos ID sponsors a defined contribution savings plan (the “Telos ID Plan”) under which substantially all full-time employees are eligible to participate. Telos ID matches one-half of employee contributions to the Telos ID Plan up to a maximum of 2% of such employee’s eligible annual base salary. The total 2021, 2020, and 2019 Telos ID contributions to this plan were $0.2 million, $0.2 million, and $0.2 million, respectively.
Note 12 – Stock-Based Compensation
Since June 2008, we have issued restricted stock to our senior executives, directors, employees and other service providers. Such stock typically was subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant; thereafter, an additional 25% will vest on each succeeding year on the anniversary of the date of grant subject to continued employment or services. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.
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
In May 31, 2020, 79,361 shares were granted, with a weighted-average fair value of $14,000 at grant date. As of December 31, 2020, there were 59,521 shares of restricted stock that remained subject to vesting.
In October 2020, the Company amended the 2016 LTIP to increase the total number of shares available for issuance to 9,400,000 from 4,500,000 and extend the term to September 30, 2030. Our 2016 LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and dividend equivalent rights to our senior executives, directors, employees, and other service providers. Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, generally up to two to three years, and stock options granted under the 2016 LTIP expire no more than ten years after the date of grant.

Approximately 5.6 million shares of our common stock were reserved for future grants as of December 31, 2021 under the 2016 LTIP.

The following are the stock-based compensation expense incurred for the years ended December 31, 2021 and 2020 (in thousands). We do not have any stock compensation expense reported for the comparative period ended December 31, 2019.

	December 31,
	2021	2020
Cost of sales - services	$2,640	$—
Sales and marketing	7,189	—
Research and development	3,268	—
General and administrative	47,134	4
Total stock-based compensation expense	$60,231	$4
Restricted Stock Awards and Restricted Stock Unit (collectively “RSU”) Activity
The Company grants RSUs to our senior executives, directors, employees and service providers.
Service-Based RSU Awards
A summary of the awards of Service-Based RSUs that vest upon the completion of a service requirement is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Unvested Balance - December 31, 2020	59,521	$0.18	2.4	$2,000
Granted	3,206,283	34.92	—	—
Vested	(132,020)	33.99	—	—
Forfeited	(103,176)	35.45	—	—
Unvested Balance - December 31, 2021	3,030,608	$34.94	1.3	$46,700
We recognized an expense of $46.8 million related to share-based compensation expense for Service-Based RSUs capable of being earned for completing a service requirement during the years ended December 31, 2021. We recorded immaterial share-based compensation expense for the comparable year ended December 31, 2020 and 2019. As of December 31, 2021, there was approximately $61.5 million of unrecognized stock-based compensation expense related to Service-Based RSUs, and this unrecognized expense is expected to be recognized over a weighted-average period of 1.3 years on a straight-line basis.
Performance-Based RSU Awards
A summary of the awards of Performance-Based RSUs that vest upon the attainment of certain price targets of the Company’s common stock is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Unvested Balance - December 31, 2020	—	$—	—	$—
Granted	508,903	30.09	—	—
Vested	—	—	—	—
Forfeited	(16,176)	30.84	—	—
Unvested Balance - December 31, 2021	492,727	$30.07	2.2	$7,600

In 2021 the Company granted certain senior executives awards of Performance-Based RSUs that could settle into 458,903 shares of our common stock. The awards will vest only if, during the three-year period from the date of grant, (a) the Company’s common stock, as listed on the Nasdaq Global Market, trades at or above $42.50 per share (the “Target Price”) for 20 of 30 consecutive trading days or (b) the weighted average of the per-share price of the Company’s common stock over any 30 days consecutive trading days is at least equal to the Target Price. Further, the Company granted 50,000 shares of Performance-Based RSUs to certain employees that will fully vest upon the achievement of certain operational milestones during a three-year period from the grant date.
For the Performance-Based RSUs containing market conditions, the conditions are required to be considered when calculating the grant date fair value. In order to reflect the substantive characteristics of these awards, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such awards. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such Performance-Based RSUs based on a large number of possible stock price path scenarios. As the Company recently completed its IPO in November 2020, expected volatility was based on the average historical stock price volatility of comparable publicly-traded companies over the performance period. The risk-free rate is based on the U.S. treasury zero-coupon issues in effect at the time of grant over the performance period. The expense for these awards is recognized over the derived service period as determined through the Monte Carlo simulation model.
Our key assumptions include a performance period ranging from 2.45 to 2.92 years, expected volatility between 57.4% - 58.8%, and a risk-free rate of 0.18%-0.29%. The fair value at the grant date and derived service periods calculated for these market condition Performance-Based RSUs were $19.12 - $30.84 and between 0.38 - 0.76 years, respectively.
We recognized an expense of $13.5 million related to share-based compensation expense for these awards of Performance-Based RSUs during the years ended December 31, 2021. As of December 31, 2021, there was approximately $1.4 million of unrecognized stock-based compensation expense related to these Performance-Based RSUs, and this unrecognized expense is expected to be recognized over a weighted-average period of 0.3 years on a straight-line basis.
Note 13.  Income Taxes
The benefit for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current (benefit) provision
Federal	$—	$—	$25
State	(98)	(77)	68
Total current	(98)	(77)	93

Deferred provision (benefit)
Federal	19	27	88
State	51	4	(285)
Total deferred	70	31	(197)
Total benefit	$(28)	$(46)	$(104)

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Computed expected income tax provision	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.5	1.0	(0.7)
Change in valuation allowance for deferred tax assets	(7.9)	17.0	(24.7)
Cumulative deferred adjustments	—	0.7	(1.1)
Provision to return adjustments	(0.4)	0.5	1.3
Other permanent differences	(0.2)	1.0	(3.8)
Dividend and accretion on preferred stock	—	10.5	(35.8)
Gain on redemption of preferred stock	—	(43.3)	—
Section 162(m) limitation - covered employees	(16.0)	14.6	(6.9)
Capitalization of IPO transaction costs	—	4.4	—
FIN 48 liability	(0.6)	0.2	(3.7)
R&D credit	2.7	(12.4)	19.0
Non-controlling interest	—	(15.9)	40.0
	0.1%	(0.7%)	4.6%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities on December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$29	$78
Allowance for inventory obsolescence and amortization	315	398
Accrued liabilities not currently deductible	1,713	2,204
Stock-based compensation	7,993	—
Accrued compensation	648	1,161
Deferred rent	3,813	4,387
Section 163(j) interest limitation	54	306
Goodwill	37,394	41,534
Net operating loss carryforwards - federal	5,681	3,814
Net operating loss carryforwards - state	1,014	1,002
R&D credit	2,645	1,986
Total gross deferred tax assets	61,299	56,870
Less valuation allowance	(55,588)	(52,198)
Total deferred tax assets, net of valuation allowance	5,711	4,672
Deferred tax liabilities:
Amortization and depreciation	(6,434)	(4,471)
Unbilled accounts receivable, deferred for tax purposes	—	(853)
Total deferred tax liabilities	(6,434)	(5,324)
Net deferred tax liabilities	$(723)	$(652)

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Recoveries	Balance End of Period

December 31, 2021	$52,198	$3,390	$—	$55,588
December 31, 2020	$7,206	$44,992	$—	$52,198
December 31, 2019	$6,652	$554	$—	$7,206
We establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. Based on available evidence, we have determined that a full valuation allowance is required as of December 31, 2021 and 2020. As a result of a full valuation allowance against our deferred tax assets and liabilities, a deferred tax liability related to indefinite-lived goodwill remains on our consolidated balance sheets on December 31, 2021 and 2020.
In 2020, we recorded deferred tax assets and liabilities related to the purchase of an additional 50% interest in Telos ID, including a deferred tax asset of $43.8 million for tax-deductible goodwill generated in the transaction. We also recorded a corresponding valuation allowance against the additional deferred taxes.
On December 31, 2021, for federal income tax purposes there was approximately a $27.1 million net operating loss available to be carried forward to offset future taxable income. Approximately $10.6 million of these net operating loss carryforwards expire between 2035 and 2037, the remaining will be carried forward indefinitely. As of December 31, 2021, there was approximately $3.5 million of R&D credit carryover which begins to expire in 2033. Certain tax attributes of the Company, including net operating losses and credits, would be subject to a limitation should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended, occur. The limitations resulting from a change in ownership could affect the Company’s ability to utilize its tax attributes. A study was completed in 2020 which confirmed that no limitation applies to the Company's tax attributes as of December 31, 2020. We believe that ownership activity since December 31, 2020 would not result in limitation sufficient to result in the expiration of unused attributes.
Under the provisions of ASC 740, we determined that there were approximately $1,056,000, $763,000, and $714,000 of unrecognized tax benefits as of December 31, 2021, 2020, and 2019, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020, and 2019 were $174,000, $278,000, and $369,000, respectively, of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2021, 2020, and 2019 were $882,000, $485,000, and $345,000, respectively, of tax benefits that, if recognized, would not impact the effective tax rate due to the Company’s valuation allowance. The Company had accrued interest and penalties related to the unrecognized tax benefits of $170,000 and $241,000, which were recorded in other liabilities as of December 31, 2021 and 2020, respectively.
We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2013 to 2021, has not been extended beyond the applicable statute of limitations. As of December 31, 2021, the Company is not under examination by any federal or state tax jurisdiction.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Unrecognized tax benefits, beginning of period	$763	$714	$649
Increase (decrease) in prior year tax positions	90	(104)	1
Increase related to current year tax positions	273	213	101
Decrease related to lapse of statutes	(70)	(60)	(37)
Unrecognized tax benefits, end of period	$1,056	$763	$714

Note 14. Leases
We lease office space and equipment under noncancelable operating and finance leases with various expiration dates, some of which contain renewal options.
Operating Leases
We determine if an arrangement is a lease and we account for leases in accordance with ASC Topic 842, “Leases,” which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the consolidated balance sheets and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements.
In accordance with the adoption of ASC 842 on January 1, 2019, we recorded operating lease ROU assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities which represent our obligation to make lease payments. Generally, we enter into operating lease agreements for facilities. The amount of operating lease liabilities due within 12 months are recorded in other current liabilities, with the remaining operating lease liabilities recorded as non-current liabilities in our consolidated balance sheets based on their contractual due dates. The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options.
Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in Note 1 – Overview and Summary of Significant Accounting Policies.
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
On March 28, 2014, we entered into a definitive agreement with an unrelated third party to assign the purchase option to that third party in return for cash consideration of $1.7 million, payable upon the closing of the purchase transaction, and certain obligations under the agreement, including entering into a new 15-year lease with the third party upon the third party’s exercise of the purchase option and purchase of the building from the prior landlord. On March 28, 2014, we provided the prior landlord notice of our assignment and exercise of the purchase option. On May 28, 2014, the third party completed the purchase transaction and the 2013 lease was terminated, with no ongoing obligations, by mutual agreement between the prior landlord and the Company. On the same day we entered into a new lease (the “2014 lease”) with the third party that expires on May 31, 2029. The 2014 lease was treated as a modification of the prior lease on the property in accordance with ASC 840, and determined to be a capital lease. As a result of the 2014 lease, the corresponding capital asset increased by $5.7 million, resulting in a net book value of the capital asset of $18.3 million and the liability increased by $6.7 million, resulting in a capital obligation of $22.0 million. In accordance with the 2014 Lease, the basic rent increases by a fixed 2.5% escalation annually. The adoption of ASC 842 on January 1, 2019 did not have a material impact on the existing finance leases.

The weighted average remaining lease terms and discount rates were as follows:

	Years Ended December 31,
	2021	2020
Weighted average remaining lease term (in years):
Finance leases	7.3 years	8.3 years
Operating leases	1.7 years	2.5 years
Weighted average discount rate:
Finance leases	5.04%	5.04%
Operating leases	5.75%	5.75%
Future minimum lease commitments at December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$602	$2,149
2023	373	2,202
2024	28	2,258
2025	—	2,314
2026	—	2,372
After 2026	—	5,972
Total minimum lease payments	1,003	17,267
Less imputed interest	(51)	(2,966)
Net present value of minimum lease payments	952	14,301
Less current portion	(564)	(1,461)
Long-term lease obligations at December 31, 2021	$388	$12,840
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Operating lease cost	$713	$724
Short-term lease cost (1)	13	93
Finance lease cost
Amortization of finance lease assets	1,221	1,221
Interest on finance lease liabilities	758	822
Total finance lease cost	1,979	2,043
Total lease costs	$2,705	$2,860
(1)Leases that have terms of 12 months or less.
Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$768	$745
Cash flows from operating activities - finance leases	$758	$820
Cash flows from financing activities - finance leases	$1,339	$1,225
Rent expense charged to operations totaled $0.8 million, $1.9 million, and $1.8 million for 2021, 2020, and 2019, respectively.

Note 15. Fair Value Measurements
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
As of December 31, 2021 and 2020, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.
For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.
Note 16.  Certain Relationships and Related Transactions
Information concerning certain relationships and related party transactions between us and certain of our current shareholders and officers is set forth below.
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of ours since 1996 and currently serves as executive officer. The amounts paid to this individual as compensation for 2021, 2020, and 2019 were $492,000, $1,238,000, and $529,000, respectively.  Additionally, Mr. Wood owned 73,562 and 682,502 shares of the Company’s common stock as of December 31, 2021 and 2020, respectively.
On March 31, 2015, the Company entered into the Porter Notes. Mr. Porter and Toxford Corporation, of which Mr. Porter was the sole shareholder, owned 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bore interest at the fixed rate of twelve percent (12%) per annum, which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes did not call for amortization payments and were unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017. On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes were fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes were permitted only if certain conditions were met. All other terms remained in full force and effect. We incurred interest expense in the amount of $319,000 and $330,000 for the years ended December 31, 2020 and 2019, respectively, on the Porter Notes. On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full.
One of the Company's directors serves as a consultant. The amount paid for his consultancy services were $282,000, $270,000 and $270,000 for 2021, 2020 and 2019, respectively.
On February 8, 2021, we hired Ms. Donna Hill, as Director of Human Resources, reporting directly to Ms. Nakazawa, EVP of the Company. Ms. Hill is the sister of Mr. Edward Williams, former COO of the Company.
Note 17. Segment Information
During the fourth quarter of 2021, as a result of the segment reorganization, our CODM began evaluating, overseeing and managing the financial performance of our operations through two operating segments: Security Solutions and Secure Networks. The segments enable the alignment of our strategies and objectives and provide a framework for timely and rational allocation of resources within the lines of business. We eliminate any inter-segment revenues and expenses upon consolidation.

The Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions through Xacta, Telos Ghost, AMHS and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in cloud, on-premise and/or in hybrid cloud environment, and software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services. Fluctuation in revenue from period-to-period results from the volume of software sales, and progress or completion of cloud and/or cyber security solutions during the period. The majority of the operating costs relates to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
The Secure Networks segment provides secure networking architectures and solutions to our customers through secure mobility solutions and network management and defense services. Revenue is recognized over time as the work progresses on contracts related to managing network services and information delivery. Contract costs include labor, material and overhead costs. Variances in costs recognized from period to period reflect primarily increases and decreases in activity level on individual contracts.
The following table summarizes business segment information for the periods presented, and a reconciliation of those results to the statement of operations for the relevant periods. Prior period segment information was recast to conform to the current year's presentation.

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues
Security Solutions	$123,534	$127,667	$111,843
Secure Networks	118,899	62,627	57,295
Inter-segment elimination	—	(10,377)	(9,920)
Consolidated revenue	$242,433	$179,917	$159,218

Gross profit
Security Solutions	$64,904	$50,458	$42,056
Secure Networks	21,125	11,962	10,288
Total gross profit	$86,029	$62,420	$52,344
We measure each segment's profitability based on gross profit. We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Interest income, interest expense, other income and expense items and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure, and are primarily recorded at the corporate level. Under U.S. government Cost Accounting Standards, indirect costs including depreciation and amortization expense are collected in numerous indirect cost pools which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. While depreciation and amortization expense is a component of the allocated costs, the allocation process precludes depreciation and amortization expense from being specifically identified by the Company’s individual reportable and operating segments. For this reason, the non-cash items by reportable and operating segment have not been reported above.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

Note 18.  Commitments, Contingencies, and Subsequent Events
Legal Proceedings
We are involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2021, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
Other - Government Contracts
As a U.S. government contractor, we are subject to various audits and investigations by the U.S. government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. government investigations of our operations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. government. U.S. government investigations often take years to complete and many result in no adverse action against us. We also provide products and services to customers outside of the United States, which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. government regulations also may be audited or investigated.
Subsequent Events
On February 7, 2022, Telos and certain of its current and former officers were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Virginia. In the complaint, the plaintiffs, who purport to represent a class of purchasers of Telos common stock between November 19, 2020 and November 12, 2021, allege that the defendants violated securities laws by failing to disclose delays relating to the launch of certain contracts between Telos and the Transportation Security Administration and the Centers for Medicare and Medicaid Services and to take into account those delays when providing a financial outlook of the Company’s 2021 performance. The complaint seeks monetary damages in an unspecified amount. We dispute the claims described in the complaint and intend to defend the lawsuit vigorously.
Note 19. Composition of Certain Financial Statement Captions

	December 31,
	2021	2020
Balance Sheets
Accounts payable and other accrued liabilities
Accounts payable	$9,248	$14,662
Accrued liabilities	25,300	6,237
	$34,548	$20,899
Note 20. Revision of Interim Financial Statements
As noted in Note 1 - Overview and Summary of Significant Accounting Policies, the Company recorded certain revisions related to previously issued unaudited condensed consolidated financial statements. The Company considered the errors identified in accordance with the SEC's Staff Accounting Bulletin No. 99 and determined the impact was immaterial to the previously issued consolidated interim financial statements. Nonetheless, the Company has revised the previously reported interim financial information for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021. There is no cumulative impact to the Company’s full-year 2021 financial statements as a result of these revisions. The following is a comprehensive list of those errors which have all been recast to the correct periods in the table below:

Classification of Expense
During the third quarter of 2021, the Company identified that stock compensation for a single individual was incorrectly charged to cost of sales instead of general and administrative expense. The total amount of stock compensation incorrectly charged to cost of sales was $0.3 million, of which $0.1 million related to the first quarter of 2021 and $0.2 million related to the second quarter of 2021. The Company initially corrected the error during the third quarter of 2021.
During the third quarter of 2021, the Company identified that the allocation of stock compensation for two of the Company’s overhead cost pools were incorrectly charged to cost of sales instead of general and administrative expense during the second quarter of 2021. The total amount of stock compensation incorrectly charged to cost of sales was $0.7 million which the Company initially corrected during the third quarter of 2021.
Revenue Recognition
In the third quarter of 2021, the Company identified $1.1 million in revenue related to the stub period of a newly awarded contract that should have been recognized as income during the second quarter of 2021. The Company initially corrected the error during the third quarter of 2021. Additionally, and related to this contract, in the fourth quarter of 2021 the Company identified $0.3 million of products revenue for the second quarter of 2021 and $0.4 million of products revenue for the third quarter of 2021 that should be classified in the Consolidated Statements of Operations as services revenue. The table below reflects the correction of the classification error previously reported during the second and third quarters of 2021.
In the third quarter of fiscal year 2021, the Company erroneously recorded an $0.9 million expense related to a contract that had not yet begun. In the fourth quarter of 2021 the Company reversed the expense previously recorded and does not plan to record the expense until the start of the period of performance.
Software Capitalization
In the third quarter of fiscal year 2021, the Company erroneously recorded a $0.5 million expense related to a software project whose development milestones were achieved and therefore costs associated with the software should have been capitalized. The table below reflects the correction of the error previously reported during Q3 2021.
Cash Flow
In the first three quarters of fiscal year 2021, the Company erroneously presented the $2.4 million payment to fully acquire all membership interest of Telos ID as an operating activity on the statement of cash flow. In the fourth quarter of 2021 the Company corrected the presentation to properly reflect the payment within financing activities on the statement of cash flows.
Stock Compensation
In the fourth quarter of fiscal year 2021, the Company identified that a third quarter RSU was awarded to an individual, but that award was erroneously excluded from its calculation of compensation expense causing compensation expense to be understated by $0.2 million in the third quarter of 2021. The table below reflects the correction of the error previously reported during Q3 2021.
Valuation of Acquired Assets
In the fourth quarter of fiscal year 2021, the Company identified a necessary update to a previously established assumption related to the valuation of its 2021 acquisition. The change in assumption resulted in additional goodwill of $1.3 million and a reduction of the intangible asset for the same amount that should have been reported during Q3 2021.

The impact of the correction on the Company's previously issued quarterly consolidated financial statements was as follows (in thousands, except per share data):

Adjustments to the period ended March 31, 2021

	Three Months Ended March 31, 2021
	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Operations
Cost of sales - Services	39,602	(112)	39,490
Costs and expenses	41,400	(112)	41,288
General and administrative	19,964	112	20,076
Selling, general and administrative expenses	27,851	112	27,963

Condensed Consolidated Statement of Cash Flows
Changes in other operating assets and liabilities	$(9,584)	$2,436	$(7,148)
Cash used in operating activities	(9,318)	2,436	(6,882)
Distribution to Telos ID Class B member - non-controlling interest	—	(2,436)	(2,436)
Cash used in financing activities	(321)	(2,436)	(2,757)

Adjustments to the period ended June 30, 2021

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Operations
Revenue - Services	$47,618	$1,385	$49,003	$99,676	$1,385	$101,061
Revenue - Products	4,941	(300)	4,641	8,641	(300)	$8,341
Revenue	52,559	1,085	53,644	108,317	1,085	$109,402
Cost of sales - Services	29,501	(892)	28,609	69,103	(1,004)	$68,099
Costs and expenses	32,002	(892)	31,110	73,402	(1,004)	$72,398
General and administrative	28,743	892	29,635	48,708	1,004	$49,712
Selling, general and administrative expenses	39,113	892	40,005	66,965	1,004	$67,969
Operating loss	(18,556)	1,085	(17,471)	(32,050)	1,085	$(30,965)
Loss before income taxes	(18,716)	1,085	(17,631)	(33,460)	1,085	$(32,375)
Net loss	(18,729)	1,085	(17,644)	(33,507)	1,085	$(32,422)
Net loss attributable to Telos Corporation	(18,729)	1,085	(17,644)	(33,507)	1,085	$(32,422)
Net loss per share attributable to Telos Corporation
Basic	$(0.28)	$0.02	$(0.26)	$(0.51)	$0.02	$(0.49)
Diluted	$(0.28)	$0.02	$(0.26)	$(0.51)	$0.02	$(0.49)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Comprehensive Loss
Net loss	$(18,729)	$1,085	$(17,644)	$(33,507)	$1,085	$(32,422)
Comprehensive loss attributable to Telos Corporation	(18,724)	1,085	(17,639)	(33,534)	1,085	(32,449)

	June 30, 2021
	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Balance Sheet
Accounts receivable, net of reserve	$39,412	$1,085	$40,497
Total current assets	178,403	1,085	179,488
Total assets	220,094	1,085	221,179
Accumulated deficit	(177,350)	1,085	(176,265)
Total stockholders' equity	164,700	1,085	165,785
Total liabilities and stockholders' equity	220,094	1,085	221,179

	Six Months Ended June 30, 2021
	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Cash Flows
Net loss	$(33,507)	$1,085	(32,422)
Changes in other operating assets and liabilities	(10,074)	1,351	(8,723)
Cash used in operating activities	(5,790)	2,436	(3,354)
Distribution to Telos ID Class B member - non-controlling interest	—	(2,436)	(2,436)
Cash provided by financing activities	35,474	(2,436)	33,038

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Changes in Stockholders' Equity
Net loss	$(18,729)	$1,085	$(17,644)	$(33,507)	$1,085	$(32,422)
Accumulated deficit	(177,350)	1,085	(176,265)	(177,350)	1,085	(176,265)
Total Stockholders' equity	164,700	1,085	165,785	164,700	1,085	165,785

Adjustments to the period ended September 30, 2021

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Operations
Revenue - Services	63,690	(735)	62,955	$163,366	$650	$164,016
Revenue - Products	6,376	(350)	6,026	15,017	(650)	14,367
Revenue	70,066	(1,085)	68,981	178,383	—	178,383
Cost of sales - Services	40,031	106	40,137	109,134	(898)	108,236
Costs and expenses	43,998	106	44,104	117,400	(898)	116,502
Research and development	5,396	(533)	4,863	14,783	(533)	14,250
General and administrative	20,562	(823)	19,739	69,271	181	69,452
Selling, general and administrative expenses	31,321	(1,356)	29,965	98,287	(352)	97,935
Operating loss	(5,253)	165	(5,088)	(37,304)	1,250	(36,054)
Loss before income taxes	(5,428)	165	(5,263)	(38,888)	1,250	(37,638)
Net loss	(5,387)	165	(5,222)	(38,894)	1,250	(37,644)
Net loss attributable to Telos Corporation	(5,387)	165	(5,222)	(38,894)	1,250	(37,644)
Net loss per share attributable to Telos Corporation
Basic	$(0.08)	—	$(0.08)	$(0.59)	$0.02	$(0.57)
Diluted	$(0.08)	—	$(0.08)	$(0.59)	$0.02	$(0.57)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Comprehensive Loss
Net loss	$(5,387)	$165	$(5,222)	$(38,894)	$1,250	$(37,644)
Comprehensive loss attributable to Telos Corporation	(5,400)	165	(5,235)	(38,934)	1,250	(37,684)

	September 30, 2021
	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Balance Sheet
Accounts receivable, net of reserve	$49,759	$(1,085)	$48,674
Total current assets	192,300	(1,085)	191,215
Goodwill	16,642	1,280	17,922
Intangible assets, net	17,102	(747)	16,355
Total assets	242,667	(552)	242,115
Accounts payable and other accrued liabilities	35,102	(898)	34,204
Total current liabilities	54,410	(898)	53,512
Total liabilities	71,176	(898)	70,278
Additional paid-in capital	354,119	181	354,300
Accumulated deficit	(182,737)	165	(182,572)
Total stockholders' equity	171,491	346	171,837
Total liabilities and stockholders' equity	242,667	(552)	242,115

	Nine Months Ended September 30, 2021
	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Cash Flows
Net loss	$(38,894)	$1,250	$(37,644)
Stock-based compensation	47,197	181	47,378
Changes in other operating assets and liabilities	(5,900)	1,538	(4,362)
Cash used in operating activities	6,668	2,969	9,637
Capitalized software development costs	(6,139)	(533)	(6,672)
Cash used in investing activities	(13,709)	(533)	(14,242)
Distribution to Telos ID Class B member - non-controlling interest	—	(2,436)	(2,436)
Cash provided by financing activities	35,131	(2,436)	32,695

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Changes in Stockholders' Equity
Net loss	$(5,387)	$165	$(5,222)	$(38,894)	$1,250	$(37,644)
Additional paid-in capital	354,119	181	354,300	354,119	181	354,300
Accumulated deficit - beginning balance	(177,350)	1,085	(176,265)	(143,843)	—	(143,843)
Accumulated deficit - ending balance	(182,737)	165	(182,572)	(182,737)	165	(182,572)
Total Stockholders' Equity	171,491	346	171,837	171,491	346	171,837
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021 due to the material weaknesses identified and described below.
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our interim and annual consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to 2021 included all of our operations other than those we acquired in 2021 as described in Note 4 - Acquisition. In accordance with the SEC's published guidance because we acquired these operations during the year, we excluded these operations from our efforts to comply with Section 404 with respect to 2021. The acquired business of DFT constituted 3% of total assets as of December 31, 2021 and no revenue recorded for the year ended December 31, 2021. The SEC's published guidance specifies that the period in which management may omit an assessment of an acquired business's internal control over financial reporting from its assessment of the Company's internal control may not extend beyond one year from the date of acquisition. Based on its assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021 due to material weaknesses in our control environment whereby the Company did not have adequate controls to sufficiently mitigate risks of material misstatement associated with certain business processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:
•Management did not maintain appropriately designed entity-level controls impacting the control environment and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. Specifically, the Company did not have sufficient qualified resources to effectively design, operate and oversee internal control over financial reporting, which contributed to the failure in the effectiveness of certain controls.
•Management did not maintain appropriately designed information technology general controls in the areas of user access, change management, and segregation of duties, including controls over the recording of journal entries and safeguarding of assets, related to certain information technology systems that support the Company’s financial reporting process.

•Management did not maintain appropriately designed and implemented controls over the following:
◦Recording of revenue in accordance with ASC Topic 606 , “Revenue from Contracts with Customers.”
◦Accounting for software development costs in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed”, and ASC Topic 350-40, “Internal Use Software.”
◦Review of completeness and accuracy of award stock-based compensation expense, and review of the key inputs and assumptions utilized in third-party valuations.
◦Preparation and review of projected financial information utilized in the valuation of the business combination.
◦Financial statement close process to ensure the consistent execution, accuracy, and timely review of account reconciliations, as well as review of the statement of cash flows.
◦Coding of transactions within the purchase to disbursement cycle.
These material weaknesses were partially related to employee turnover, resulting in a temporary shortage of qualified personnel to effectively perform the internal controls referenced above.
Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2021, and has issued an adverse opinion on the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
The Company is working to remediate the material weaknesses in internal control over financial reporting and is taking steps to improve the internal control environment. Specifically, the Company is:
•Hiring additional accounting personnel and implementing training of new and existing personnel on proper execution of designed control procedures;
•Enhancing processes, and designing and implementing internal controls around revenue recognition, software development costs, stock-based compensation, business combination, and financial close and reporting; and,
•Enhancing user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties.
The material weaknesses will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2021 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
The following table summarizes certain information regarding shares of our common stock that may be issued pursuant to our equity compensation plans existing as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,523,335	$34	5,609,814
Equity compensation plans not approved by security holders
Total	3,523,335	$34	5,609,814
(1) Consists of the Company's 2016 Omnibus Long-Term Incentive Plan, as amended.
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

PART IV
Item 15.  Exhibits and Financial Statement Schedules
1.Financial Statements
As listed in the Index to Financial Statements and Supplementary Data on page 49.
2.Financial Statement Schedules
All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.Exhibits:

Exhibit Number	Description
3.1
Second Articles of Amendment and Restatement of Telos Corporation dated November 12, 2020 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K report on November 16, 2020)

3.2
Third Amended and Restated Bylaws of Telos Corporation, effective as of March 23, 2021 (Incorporated by reference to Exhibit 3.2 filed with the Company's Form 10-K report for the year ended December 31, 2020)

4.1
Credit Agreement, dated January 25, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017)

4.2
First Amendment to Credit Agreement, effective as of February 23, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-K report for the year ended December 31, 2016)

4.3
Second Amendment to Credit Agreement, dated April 18, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.4
Subordination and Intercreditor Agreement, dated April 18, 2017, among JP Charitable Foundation, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.5
Subordination and Intercreditor Agreement, dated April 18, 2017, among Porter Foundation Switzerland, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.3 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.6
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and JP Charitable Foundation (Incorporated by reference to Exhibit 4.4 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.7
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.5 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.8
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of JP Charitable Foundation (Incorporated by reference to Exhibit 4.6 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.9
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.7 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.10
Third Amendment to Credit Agreement and Waiver, dated March 30, 2018, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.10 filed with the Company’s Form 10-K report for the year ended December 31, 2017)

4.11
Fourth Amendment to Credit Agreement and Waiver; First Amendment to Fee Letter between Telos Corporation and Enlightenment Capital Solutions Fund II, L.P. dated July 19, 2019 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on July 23, 2019)

4.12
Fifth Amendment to Credit Agreement and Second Amendment to Fee Letter between Telos Corporation and Enlightenment Capital Solutions Fund II, L.P. dated March 26, 2020 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on March 30, 2020)

4.13+	Description of our Capital Stock
10.1*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and John B. Wood (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.2*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Edward L. Williams (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.3*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Michele Nakazawa (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.4*
Amendment to Employment Agreement, dated as of November 12, 2012, between the Company and Brendan D. Malloy (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.5*
Form of Employment Agreement between the Company and six of its executive officers (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.6*
Employment Agreement, dated as of January 4, 2013, between the Company and Jefferson V. Wright (Incorporated by reference to Exhibit 10.29 filed with the Company’s Form 10-K report for the year ended December 31, 2013)

10.7
Second Amended and Restated Operating Agreement of Telos Identity Management Solutions, LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on December 31, 2014)

10.8
Subordinated Loan Agreement between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.9
Subordinated Promissory Note between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.38 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.10
Subordinated Loan Agreement between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.11
Subordinated Promissory Note between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.12*	Telos Corporation 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2016)
10.13*	Notice of Grant of Restricted Stock (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2016)
10.14	Membership Interest Purchase Agreement, dated October 5, 2020 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on October 6, 2020)
10.15*	Amendment No. 1 to the 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.4 filed with the Company’s Form S-8 on January 25, 2021)
10.16*	The Company’s Annual Cash Incentive Plan for 2021 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on November 12, 2020)
10.17*
Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Time-Based) (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on February 3, 2021)

10.18*
Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Performance-Based) (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on February 3, 2021)

10.19
Forms of Indemnification Agreement between the Company and 16 of its directors and executive officers (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q for the quarter ended March 31, 2021)

10.20*
Executive Employment Agreement between Mark Bendza and the Company, dated as of July 19, 2021 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q for the quarter ended June 30, 2021)

21+	List of subsidiaries of Telos Corporation

23.1+	Consent of Independent Registered Public Accounting Firm
24+	Power of Attorney
31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32+	Certification pursuant to 18 USC Section 1350
101.INS^	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	constitutes a management contract or compensatory plan or arrangement
+	filed herewith
^	in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	March 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2022
John B. Wood
/s/ Mark Bendza	Chief Financial Officer (Principal Financial Officer)	March 28, 2022
Mark Bendza
/s/ Victoria Harding	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2022
Victoria Harding
/s/ Bernard C. Bailey	Director	March 28, 2022
Bernard C. Bailey
/s/ David Borland *	Director	March 28, 2022
David Borland
/s/ Bonnie L. Carroll *	Director	March 28, 2022
Bonnie L. Carroll
/s/ Fredrick D. Shaufeld *	Director	March 28, 2022
Fredrick D. Shaufeld
/s/ John W. Maluda *	Director	March 28, 2022
John W. Maluda, Major Gen., USAF (Ret)
/s/ Bradley W. Jacobs *	Director	March 28, 2022
Bradley W. Jacobs
/s/ Derrick Dockery *	Director	March 28, 2022
Derrick Dockery
_______________________

*	The above-named directors of the Registrant sign this Annual Report on Form 10-K by John B. Wood, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24, in the capacities indicated and on the 28th day of March, 2022.

By:	/s/ John B Wood
John B. Wood
Attorney-in-Fact