Form 10-Q
period 2022-03-31
TELOS CORP
filed 2022-05-10
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-08443
TELOS CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-0880974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19886 Ashburn Road, Ashburn, Virginia	20147-2358
(Address of principal executive offices)	(Zip Code)
(703) 724-3800
(Registrant’s telephone number, including area code)

Title of each class	Securities registered pursuant to Section 12(b) of the Act: Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value per share	TLS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of May 3, 2022, the registrant had outstanding 67,883,854 shares of common stock.

TELOS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Services	$48,108	$52,058
Products	2,052	3,699
	50,160	55,757
Costs and expenses
Cost of sales - Services	29,731	39,490
Cost of sales - Products	1,558	1,798
	31,289	41,288
Selling, general and administrative expenses
Sales and marketing	5,252	3,826
Research and development	5,430	4,061
General and administrative	22,923	20,076
	33,605	27,963
Operating loss	(14,734)	(13,494)
Other income (expense)
Other income (expense)	12	(1,054)
Interest expense	(190)	(196)
Loss before income taxes	(14,912)	(14,744)
Provision for income taxes	(71)	(34)
Net loss	$(14,983)	$(14,778)
Net loss per share, basic	$(0.22)	$(0.23)
Net loss per share, diluted	$(0.22)	$(0.23)
Weighted-average number of common shares outstanding, basic	67,559	64,625
Weighted-average number of common shares outstanding, diluted	67,559	64,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(14,983)	$(14,778)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29	(32)
Comprehensive loss	$(14,954)	$(14,810)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except shares and par value data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$120,233	$126,562
Accounts receivable, net of reserve of $211 and $116, respectively	57,734	59,844
Inventories, net of obsolescence reserve of $773 and $861, respectively	2,097	1,247
Prepaid expenses	4,898	3,329
Other current assets	2,773	732
Total current assets	187,735	191,714
Property and equipment, net of accumulated depreciation and amortization of $34,826 and $34,057, respectively	14,823	15,141
Operating lease right-of-use assets	705	852
Goodwill	17,922	17,922
Intangible assets, net	21,613	19,199
Other assets	1,223	1,253
Total assets	$244,021	$246,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	35,223	34,548
Accrued compensation and benefits	8,702	6,557
Contract liabilities	7,036	6,381
Finance lease obligations – short-term	1,493	1,461
Operating lease obligations – short-term	517	564
Other current liabilities	2,082	1,430
Total current liabilities	55,053	50,941

Finance lease obligations – long-term	12,457	12,840
Operating lease liabilities – long-term	275	388
Deferred income taxes	735	723
Other liabilities	440	935
Total liabilities	68,960	65,827

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 67,867,500 shares and 66,767,450 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	106	105
Additional paid-in capital	376,913	367,153
Accumulated other comprehensive income (loss)	2	(27)
Accumulated deficit	(201,960)	(186,977)
Total stockholders’ equity	175,061	180,254
Total liabilities and stockholders’ equity	$244,021	$246,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(14,983)	$(14,778)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	14,298	13,670
Depreciation and amortization	1,405	1,360
Deferred income tax provision	12	9
Accretion of discount on acquisition holdback	12	—
Other noncash items	7	5
Changes in other operating assets and liabilities	(502)	(7,148)
Cash provided by (used in) operating activities	249	(6,882)

Investing activities:
Capitalized software development costs	(2,795)	(2,165)
Purchases of property and equipment	(546)	(480)
Cash used in investing activities	(3,341)	(2,645)

Financing activities:
Payments under finance lease obligations	(351)	(321)
Payment of tax withholding related to net share settlement of equity awards	(2,886)	—
Distribution to Telos ID Class B member - non-controlling interest	—	(2,436)
Cash used in financing activities	(3,237)	(2,757)

Decrease in cash and cash equivalents	(6,329)	(12,284)
Cash and cash equivalents, beginning of period	126,562	106,045

Cash and cash equivalents, end of period	$120,233	$93,761

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$179	$196

Supplemental disclosures of non-cash investing activity:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$147	$160
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
For the Three Months Ended March 31, 2022
Beginning balance	66,767	$105	$367,153	$(27)	$(186,977)	$180,254
Net loss	—	—	—	—	(14,983)	(14,983)
Foreign currency translation gain	—	—	—	29	—	29
Vesting of restricted stock unit awards, net of shares withheld to cover tax withholding	1,100	1	(2,887)	—	—	(2,886)
Stock-based compensation, net of forfeitures and accrued compensation	—		12,647	—	—	12,647
Ending balance	67,867	$106	$376,913	$2	$(201,960)	$175,061
For the Three Months Ended March 31, 2021
Beginning balance	64,625	$103	$270,800	$44	$(143,843)	$127,104
Net loss	—	—	—	—	(14,778)	(14,778)
Foreign currency translation loss	—	—	—	(32)	—	(32)
Stock-based compensation, net of forfeitures	—	—	13,670	—	—	13,670
Ending balance	64,625	$103	$284,470	$12	$(158,621)	$125,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.  Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business
Organization
Telos Corporation, together with its subsidiaries (the “Company” or “Telos” or “We”), a Maryland corporation, is a leading provider of cyber, cloud and enterprise solutions for the world's most security-conscious organizations. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We also have a 100% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”), Teloworks, Inc. (“Teloworks”) and Telos APAC Pte. Ltd. (“Telos APAC”).
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
Public Offering of Common Stock
On November 19, 2020, we completed our initial public offering of shares of our common stock. We issued $17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million.  We used approximately $108.9 million of the net proceeds in connection with the conversion of our outstanding shares of Exchangeable Redeemable Preferred Stock into the right to receive cash and shares of our common stock, $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID, and $21.0 million to repay our outstanding senior term loan and subordinated debt.
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase the warrants to purchase 900,970 shares of our common stock owned by certain affiliates of Enlightenment Capital Solution ("EnCap"). We used the remaining net proceeds for general corporate purposes.
Principles of Consolidation and Reporting
The accompanying condensed consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation, Telos ID, Teloworks, and Telos APAC, all of whose issued and outstanding share capital is wholly-owned directly and indirectly by Telos Corporation. All intercompany transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons, including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2021 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In preparing these condensed consolidated financial statements, we have evaluated subsequent events through the date that these condensed consolidated financial statements were issued.

Segment Reporting
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and assess performance.
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
Prior period segment information has been recast to reflect the change. The segment reorganization had no impact on previously reported condensed consolidated financial results.
Basis of Comparison
Revision of Prior Year Interim Financial Statements
The Company recorded certain revisions related to the previously issued unaudited condensed consolidated financial statements. The Company considered the errors identified in accordance with the SEC's Staff Accounting Bulletin No. 99 and determined the impact was immaterial to the previously issued condensed consolidated interim financial statements. Nonetheless, the Company corrected these errors when identified in 2021.
During the third quarter of 2021, the Company identified that stock compensation for a single individual was incorrectly charged to cost of sales - services instead of general and administrative expense, of which $0.1 million was related to the first quarter of 2021.
The Company erroneously presented the $2.4 million final payment to fully acquire all membership interest of Telos ID as an operating activity on the condensed consolidated statements of cash flows. The Company corrected the presentation to properly reflect the final payment within financing activities on the consolidated statements of cash flows in the fourth quarter of 2021.
The following table reflects the impact of the correction on all affected line items of the Company's previously reported condensed consolidated financial statements for the period ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021
	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Operations
Cost of sales - Services	$39,602	$(112)	$39,490
Costs and expenses	41,400	(112)	41,288
General and administrative	19,964	112	20,076
Selling, general and administrative expenses	27,851	112	27,963

	Three Months Ended March 31, 2021
	Previously Reported	Error Correction	As Adjusted
Condensed Consolidated Statement of Cash Flows
Changes in other operating assets and liabilities	$(9,584)	$2,436	$(7,148)
Cash used in operating activities	(9,318)	2,436	(6,882)
Distribution to Telos ID Class B member - non-controlling interest	—	(2,436)	(2,436)
Cash used in financing activities	(321)	(2,436)	(2,757)

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual results could differ from those estimates. We base our estimates on historical experience, currently available information and various other assumptions that we believe are reasonable under the circumstances. The most significant items involving management estimates include estimates of revenue recognition, allowance for credit losses, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, the provision for income taxes, share-based compensation, contingencies and litigation, and valuation of intangibles and goodwill. The impact of changes in estimates is recorded in the period in which they become known.
Summary of Significant Accounting Policies
Accounts Receivable
Accounts receivable are stated at the invoiced amount, less an allowance for credit losses. The allowance for credit losses is management's best estimate of current expected credit losses over the contractual life of the accounts receivable. Accounts receivable balances are written off against the allowance for credit losses when management deems the balances uncollectible.
Receivables include billed and unbilled receivables. Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realization value and consist of costs and fees billable on contract completion or the occurrence of a specific event, other than the passage of time.
Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted-average method. Substantially all inventories consist of purchased off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Provisions have been made to reduce all obsolete, slow-moving or unsaleable inventories to their net realizable values. This provision is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards, as well as the lack of forecasted sales for such inventory in the near future. Gross inventory was $2.9 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.8 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively.
Software Development Costs
We account for development costs of software in accordance with Accounting Standards Codification ("ASC") Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and ASC Topic 350-40 “Internal Use Software,” depending on the intended use of the software being developed. Software development costs are capitalized and amortized over the estimated product life on a straight-line basis. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support the carrying values.
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
The goodwill impairment test is performed at the reporting unit level. The Company estimates and compares the fair value of each reporting unit to its respective carrying value, including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit's fair value and the reporting unit's carrying value. Goodwill is amortized and deducted over a 15-year period for tax purposes.
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
•Service-Based RSUs granted to eligible recipients as an incentive generally vest in installments over a period of up to three years from the date of grant. Service-based RSUs granted to senior executives in 2021 and 2022 vest in two to three annual installments from the date of grant. The grant date fair value per share is equal to the closing stock price on the date of grant.
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

We recognize these share-based payment transactions when services from the employees are received and recognize a corresponding increase in additional paid-in capital in our condensed consolidated balance sheets, in accordance with ASC 718, "Compensation - Stock Compensation." The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award is recognized ratably over the requisite service period for the entire award, which is the period during which an employee is required to provide service in exchange for an award. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not or are no longer considered probable, no compensation expense for these awards is recognized, and any previously recognized expense is reversed. If the performance condition is achieved prior to the completion of the requisite service period, any unrecognized compensation expense will be recognized in the period the performance condition is achieved. Compensation expense for awards with market conditions is recognized over the derived service period, or sooner, if the market condition is achieved. Previously recognized expense for awards with market conditions will never be reversed even if the market conditions is never achieved. We recognize forfeitures of share-based compensation awards as they occur. Share-based compensation expense is recognized as part of cost of sales and selling, general and administrative expenses in our condensed consolidated statements of operations.
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
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended March 31,
	2022 (1)	2021
Unvested restricted stock	—	3,167
Common stock warrants, exercisable at $1.665/sh.	—	901
Total	—	4,068
(1) For the three months ended March 31, 2022, the weighted-average unvested restricted stock of approximately 4 million shares were anti-dilutive and were excluded in the computation of the potentially dilutive securities because the hypothetical repurchase of shares exceeds the unvested restricted stocks using the treasury stock method.
Other Comprehensive Income (Loss)
Our functional currency is the U.S. Dollar. For one of our wholly-owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the periods presented. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss).
Accumulated other comprehensive income (loss) included within stockholders’ equity consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Cumulative foreign currency translation loss	$(105)	$(134)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income (loss)	$2	$(27)

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB's ASC. We consider the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be not applicable.
Accounting Pronouncements Adopted
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
Accounting Pronouncements Not Adopted
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
Note 2. Revenue
Revenue Recognition
We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period. Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price, net of any discounts, to each performance obligation based on the standalone selling price of the product or service underlying each performance obligation. Our contracts with the U.S. government are generally subject to Federal Acquisition Regulation ("FAR") and the price is typically based on estimated or actual costs plus a reasonable profit margin. As such, the standalone selling price of products or services in our contracts with the U.S. government is typically equal to the selling price stated in the contract. For non-U.S. government contracts with multiple performance obligations, standalone selling price is the observable price of a good or service when Telos sells that good or service separately in similar circumstances and to similar customers.
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

The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue. Revenue transferred to customers over time accounted for 96% and 93% of our revenue for the three months ended March 31, 2022 and 2021, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration as discussed further below.
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
Revenue that is recognized at a point in time is for the sale of software licenses in our Information Assurance / Xacta® and Secure Communications business groups and for the sale of resold products in Telos ID and Secure Networks, and is classified as product revenue. Revenue transferred to customers at a point in time accounted for 4% and 7% of our revenue for the three months ended March 31, 2022 and 2021, respectively. Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount we would sell the product or service to a customer on a standalone basis.
For certain performance obligations where we are not primarily responsible for fulfilling the promise to provide the goods or services to the customer, do not have inventory risk and have limited discretion in establishing the price for the goods or services, we recognize revenue on a net basis.
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
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. No contract losses were recorded during the three months ended March 31, 2022 and 2021.

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
For our contracts that have an original duration of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money. We capitalize on sales commissions related to proprietary software and related services that are directly tied to sales. We do not elect the practical expedient to expense as incurred the incremental costs of obtaining a contract if the amortization period would have been one year or less. For the sales commissions that are capitalized, we amortize the asset over the expected customer life, which is based on recent and historical data.
We have identified two reportable segments. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are generated from U.S. customers, international customers are de minimus, therefore the financial information by geographic location is not presented.
The following tables disclose revenue for our operating segments disaggregated by several categories for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
Revenue Type	2022	2021
Security Solutions
Services	$24,867	$19,130
Product	2,052	3,699
	26,919	22,829
Secure Networks
Services	23,241	32,928
	23,241	32,928
Total revenue	$50,160	$55,757

	Three Months Ended March 31,
Customer Type	2022	2021
Security Solutions
Federal	$24,602	$20,451
State & Local, and Commercial	2,317	2,378
	26,919	22,829
Secure Networks
Federal	23,241	32,897
State & Local, and Commercial	—	31
	23,241	32,928
Total revenue	$50,160	$55,757

	Three Months Ended March 31,
Contract Type	2022	2021
Security Solutions
Firm fixed-price	$22,467	$18,012
Time-and-materials	2,916	3,001
Cost plus fixed fee	1,536	1,816
	26,919	22,829
Secure Networks
Firm fixed-price	18,810	31,129
Time-and-materials	—	29
Cost plus fixed fee	4,431	1,770
	23,241	32,928
Total revenue	$50,160	$55,757
Revenue resulting from contracts and subcontracts with the U.S. government accounted for 95% and 96% of our revenue for the three months ended March 31, 2022 and 2021, respectively. As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 72% of our billed accounts receivable as of March 31, 2022 were directly with U.S. government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses.
The percentage of total revenue for the U.S. government, its agencies and other customers comprising more than 10% of total revenue is as follows:

	Three Months Ended March 31,
	2022	2021
U.S. Department of Defense ("DoD")	71.4%	84.3%
Civilian	24.0%	11.4%
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
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of March 31, 2022 and December 31, 2021, the contract liabilities are primarily related to product support services.

Contract balances for the periods presented are as follow (in thousands):

	March 31, 2022	December 31, 2021
Contract assets (unbilled receivables)	$32,579	$41,374
Contract liabilities	$7,036	$6,381
The change in the Company's contract assets and contract liabilities during the period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three months ended March 31, 2022 and 2021, that was included in the contract liabilities balance at the beginning of each reporting period was $2.5 million and $2.0 million, respectively.
As of March 31, 2022 and December 31, 2021, we had $120.0 million and $123.5 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 84% of our remaining performance obligations as revenue in 2022, an additional 12% in 2023, and the balance thereafter.
Note 3. Accounts Receivable
The following table discloses accounts receivable (in thousands):

	March 31, 2022	December 31, 2021
Billed accounts receivable	$25,366	$18,586
Unbilled receivables	32,579	41,374
Allowance for credit losses	(211)	(116)
Accounts receivable, net	$57,734	$59,844
Note 4. Acquisition
On July 30, 2021, the Company acquired the assets of Diamond Fortress Technologies ("DFT") and wholly-owned subsidiaries for a total purchase consideration of $6.7 million, inclusive of $0.3 million related to a pre-existing contractual arrangement with DFT. Upon closing, $5.9 million of cash was paid with an additional $0.6 million payable to DFT 18 months after the close date (the "holdback"). The holdback amount has been discounted to its present value of $0.5 million using a discount rate relevant to the acquisition. The acquisition adds several new patents to the Company’s library of biometric and digital identity intellectual property. The addition of contactless biometrics technology will enable the Company to better serve the needs of organizations in existing and new markets. The acquisition of DFT has been accounted for under U.S. GAAP using the acquisition method of accounting. The total purchase consideration of $6.7 million has been allocated among the assets acquired at their fair value at the acquisition date.
The Company recognized $3.7 million of intangible assets and $3.0 million of goodwill, which is housed in the Telos ID reporting unit, part of the Security Solutions operating segment. Goodwill is primarily attributable to an excess of the purchase price over the acquired identifiable net tangible and intangible assets. The acquired intangible assets will be amortized on a straight-line basis over 3 - 8 years. The acquisition was considered an asset purchase for tax purposes and the recognized goodwill is deductible for tax purposes.
Note 5.  Goodwill
The goodwill balance was $17.9 million as of March 31, 2022 and December 31, 2021, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and in the interim, if triggering events are present before the annual tests, we will assess impairment. For the three months ended March 31, 2022 and 2021, no impairment charges were taken.

Note 6.  Intangible Assets
Intangible assets with finite lives are amortized over the following estimated useful lives:

Estimated Useful Life
Acquired technology	8 years
Customer relationship	3 years
Software development costs	2 years
Intangible assets, all of which are finite-lived, consists of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired technology	$3,630	$(302)	$3,328	$3,630	$(256)	$3,374
Customer relationships	40	(9)	31	40	(5)	35
Software development costs	25,017	(6,763)	18,254	22,222	(6,432)	15,790
	$28,687	$(7,074)	$21,613	$25,892	$(6,693)	$19,199
Amortization expense was $0.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
Note 7.  Purchase of Telos ID Non-controlling Interests
Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act in 2007. Prior to the IPO, the Company owned a 50% interest in Telos ID, with the remaining interest owned by Hoya ID Fund A, LLC ("Hoya") as the non-controlling interest. Distributions were made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with its Operating Agreement.
On October 5, 2020, we entered into a Membership Interest Purchase Agreement between the Company and Hoya to purchase all of the Class B Units of Telos ID owned by Hoya (the “Telos ID Purchase”). Upon the closing of the Telos ID Purchase, Telos ID became our wholly owned subsidiary. On November 23, 2020, the Telos ID Purchase was consummated with the Company transferring $30.0 million in cash and issuing 7.3 million shares of our common stock at $20.39 per share (which totals approximately $148.4 million); the total consideration transferred to Hoya was $178.4 million. As part of the common stock issuance, the Company recognized a credit to additional paid-in capital (“APIC”) of $148.4 million. The Company further recognized a debit to APIC of $173.9 million as part of the elimination of Hoya’s non-controlling interest in Telos ID. The net impact to APIC associated with the acquisition of the additional 50% interest in Telos ID was a debit of $25.5 million. Hoya received the final distribution of $2.4 million in January 2021.
Note 8.  Fair Value Measurements
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
Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).
As of March 31, 2022 and December 31, 2021, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.
Note 9.  Income Taxes
We established a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. Based on available evidence, we have determined that a full valuation allowance is required as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, we have recorded a net deferred tax liability of approximately $735,000 and $723,000, respectively.
We review and update our estimated annual effective tax rate each quarter. For the three months ended March 31, 2022 and 2021, we recorded an income tax provision of $71,000 and $34,000, respectively. For the three months ended March 31, 2022 and 2021, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income or loss for both periods.
Under the provisions of ASC 740, we determined that there were approximately $1,149,000 and $1,056,000 of gross unrecognized tax benefits as of March 31, 2022 and December 31, 2021, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2022 and December 31, 2021 were $174,000 of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of March 31, 2022 and December 31, 2021 were $975,000 and $882,000, respectively, of tax benefits that, if recognized, would not impact the effective tax rate due to the Company’s valuation allowance. The Company had accrued interest and penalties related to the unrecognized tax benefits of $174,000 and $170,000, which were recorded in other liabilities as of March 31, 2022 and December 31, 2021, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.
Note 10.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $512,000 and $218,000 for the three months ended March 31, 2022 and 2021, respectively. Additionally, Mr. Wood owned 94,547 and 73,562 shares of the Company’s common stock as of March 31, 2022 and December 31, 2021, respectively.
One of the Company’s directors serves as a consultant to the Company. The amounts paid for his consultancy services were $25,000 and $71,000 for the three months ended March 31, 2022 and 2021, respectively. In February 2022, the director and the Company amended the consulting agreement to provide that the Company would pay the remainder of the director’s consultancy fees for 2022 in a fixed price amount in the form of restricted stock units. The Company granted the director 26,091 restricted stock units on February 1, 2022, which vest quarterly in four equal amounts through the end of the year, subject to the director’s continued performance under the consulting agreement.
Note 11.  Leases
We lease office space and equipment under non-cancelable operating and finance leases with various expiration dates, some of which contain renewal options.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$159	$182
Short-term lease cost (1)	9	4
Finance lease cost
Amortization of right-of-use assets	305	305
Interest on lease liabilities	179	196
Total finance lease cost	484	501
Total lease costs	$652	$687
(1)  Leases that have terms of 12 months or less

The weighted-average remaining lease terms and discount rates were as follows:

	Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term (in years):
Finance leases	7.1 years	8.1 years
Operating leases	1.6 years	2.3 years
Weighted-average discount rate:
Finance leases	5.04%	5.04%
Operating leases	5.75%	5.75%
Future minimum lease commitments at March 31, 2022 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (excluding the three months ended March 31, 2022)	$429	$1,619
2023	373	2,202
2024	28	2,258
2025	—	2,314
2026	—	2,372
After 2026	—	5,972
Total lease payments	830	16,737
Less imputed interest	(38)	(2,787)
Total	$792	$13,950
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$173	$194
Cash flows from operating activities - finance leases	179	196
Cash flows from financing activities - finance leases	351	321
Note 12 – Stock-Based Compensation
Our 2016 LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and dividend equivalent rights to our senior executives, directors, employees, and other service providers. Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, generally one to three years. The stock options granted under the 2016 LTIP expire no more than ten years after the date of grant. No stock options granted under the 2016 LTIP are outstanding as of March 31, 2022. Approximately 0.5 million shares of our common stock were reserved for future grants as of March 31, 2022 under the 2016 LTIP. The Company records stock-based compensation related to accrued compensation in which it intends to settle in shares of the Company’s common stock. However, it is the Company’s discretion on whether this compensation will ultimately be paid in stock or cash as it has the right to dictate the form of these payments up until the date at which they are paid.
Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.

The following are the stock-based compensation expense incurred for the Service-Based and Performance-Based RSUs, net of forfeitures, and accrued compensation (in thousands). There were no income tax benefits recognized on the share-based compensation expense for both periods.

	Three Months Ended March 31,
	2022	2021
Cost of sales - services	$1,006	$625
Sales and marketing	1,669	1,547
Research and development	1,312	461
General and administrative	10,311	11,037
Total stock-based compensation expense	$14,298	$13,670
Restricted Stock Awards and Restricted Stock Unit (collectively “RSU”) Activity
The Company grants RSUs to our senior executives, directors, employees and service providers. Our stock-based compensation primarily consists of service-based RSUs and performance-based RSUs.
Service-Based RSU Awards
A summary of the awards of Service-Based RSUs that vest upon the completion of a service requirement is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
For the Three Months Ended March 31, 2022
Beginning balance - unvested	3,030,608	$34.94	1.3	$46,700
Granted	3,438,602	10.19	—	—
Vested	(1,328,876)	33.38	—	—
Forfeited	(81,259)	35.83	—	—
Ending balance - unvested	5,059,075	$18.38	1.1	$50,043
For the Three Months Ended March 31, 2021
Beginning balance - unvested	59,521	$0.18	2.4	$2,000
Granted	2,674,863	36.56	—	—
Vested	—	—	—	—
Forfeited	(5,900)	36.63	—	—
Ending balance - unvested	2,728,484	$35.76	1.9	$103,500
As of March 31, 2022, there was approximately $79.6 million of unrecognized stock-based compensation expense related to Service-Based RSUs, and this unrecognized expense is expected to be recognized over a weighted-average period of 1.5 years on a straight-line basis.

Performance-Based RSU Awards
A summary of the awards of Performance-Based RSUs that vest upon the attainment of certain price targets of the Company’s common stock is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
For the Three Months Ended March 31, 2022
Beginning balance - unvested	492,727	$30.07	2.2	$7,600
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(52,941)	30.84	—	—
Ending balance	439,786	$29.97	1.8	$4,385
For the Three Months Ended March 31, 2021
Beginning balance	—	$—	—	—
Granted	438,403	30.84	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance - unvested	438,403	$30.84	0.2	$16,600
In 2021 the Company granted certain senior executives awards of Performance-Based RSUs that could settle into 458,903 shares of our common stock. The awards will vest only if, during the three-year period from the date of grant, (a) the Company’s common stock, as listed on the Nasdaq Global Market, trades at or above $42.50 per share (the “Target Price”) for 20 of 30 consecutive trading days or (b) the weighted-average of the per-share price of the Company’s common stock over any 30 days consecutive trading days is at least equal to the Target Price. Further, the Company granted 50,000 shares of Performance-Based RSUs to certain employees that will fully vest upon achieving certain operational milestones during a three-year period from the grant date.
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
Our key assumptions include a performance period ranging from 2.45 to 2.92 years, expected volatility between 57.4% - 58.8%, and a risk-free rate of 0.18% - 0.29%. The fair value at the grant date and derived service periods calculated for these market condition Performance-Based RSUs were $19.12 - $30.84 and between 0.38 - 0.76 years, respectively.
As of March 31, 2022, there was approximately $1.1 million of unrecognized stock-based compensation expense related to these Performance-Based RSUs, and this unrecognized expense is expected to be recognized over a weighted-average period of 1.7 years on a straight-line basis.
Note 13. Segment Information
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

The Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions through Xacta, Telos Ghost, AMHS and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises and/or in hybrid cloud environment, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services. Fluctuation in revenue from period to period is the result of the volume of software sales, and progress or completion of cloud and/or cyber security solutions during the period. The majority of the operating costs relates to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
The Secure Networks segment provides secure networking architectures and solutions to our customers through secure mobility solutions and network management and defense services. Revenue is recognized over time as the work progresses on contracts related to managing network services and information delivery. Contract costs include labor, material and overhead costs. Variances in costs recognized from period to period primarily reflect increases and decreases in activity level on individual contracts.
The following table summarizes business segment information for the periods presented, and a reconciliation of those results to the statement of operations for the relevant periods. Prior period segment information was recast to conform to the current year's presentation.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues
Security Solutions	$26,919	$22,829
Secure Networks	23,241	32,928
Consolidated revenue	$50,160	$55,757

Gross profit
Security Solutions	$15,051	$9,326
Secure Networks	3,820	5,143
Total gross profit	$18,871	$14,469
We measure each segment's profitability based on gross profit. We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Interest income, interest expense, other income and expense items and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure, and are primarily recorded at the corporate level. Under U.S. government Cost Accounting Standards, indirect costs including depreciation and amortization expense, are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. While depreciation and amortization expense is a component of the allocated costs, the allocation process precludes depreciation and amortization expense from being specifically identified by the Company’s individual reportable and operating segments. For this reason, the non-cash items by a reportable and operating segment have not been reported above.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

Note 14.  Commitments and Contingencies
Legal Proceedings
On February 7, 2022, Telos and certain of its current and former officers were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Virginia. In the complaint, the plaintiffs, who purport to represent a class of purchasers of Telos common stock between November 19, 2020 and November 12, 2021, allege that the defendants violated securities laws by failing to disclose delays relating to the launch of certain contracts between Telos and the Transportation Security Administration ("TSA") and the Centers for Medicare and Medicaid Services and to take into account those delays when providing a financial outlook of the Company’s 2021 performance. The complaint seeks monetary damages in an unspecified amount. We dispute the claims described in the complaint and intend to defend the lawsuit vigorously.
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
Other - Government Contracts
As a U.S. government contractor, we are subject to various audits and investigations by the U.S. government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. government investigations of our operations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. government. U.S. government investigations often take years to complete, and many result in no adverse action against us. We also provide products and services to customers outside of the United States, which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. government regulations also may be audited or investigated.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the SEC.
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
Our mission is to protect our customers’ people, systems, and vital information assets with offerings for cybersecurity, cloud security, and enterprise security. In the current global environment, our mission is more critical than ever. The emergence of each new information and communications technology introduces new vulnerabilities, as security is still too often overlooked in solution development. Networks and applications meant to enhance productivity and profitability often jeopardize an organization due to poor planning, misconfiguration, or an unknown gap in security. Ransomware, insider threats, cybercrime, and advanced persistent threats continue to menace public and private enterprises across all industries.
Cybersecurity, cloud security, and enterprise security of the modern organization share much in common, yet also call for a diverse range of skills, capabilities, and experience in order to meet the requirements of security-conscious customers. Decades of experience in developing, orchestrating, and delivering solutions across these three domains give us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level. Our experience in addressing challenges in one area of an enterprise helps us meet requirements in others. We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges. Our security solutions span across the following domains: cybersecurity, cloud security and enterprise security.
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
◦Telos Automated Message Handling System (“AMHS”): web-based organizational message distribution and management for mission-critical communications; the recognized gold standard for organizational messaging in the U.S. government. Telos AMHS is used by military field operatives for critical communications on the battlefield and is the only web-based solution for assured messaging and directory services using the Defense Information System Agency's Organizational Messaging Service and its specialized communications protocols.

•Telos ID: offering identity trust and digital services through IDTrust360® – an enterprise-class digital identity risk platform for extending flexible hybrid cloud identity services enabled for mobile and enterprise environments and custom digital identity services that mitigate threats through the integration of advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. In April 2021, we announced the acquisition of the assets of DFT, whose ONYX® touchless mobile fingerprint software is being integrated with the IDTrust 360 platform. We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck® enrollment provider, Designated Aviation Channeling provider, FBI-approved Channeler, and Financial Industry Regulatory Authority Electronic Fingerprint Submission provider.
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
Congress reached an agreement in March 2022 on fiscal year ("FY") 2022 appropriations legislation, which allows our federal customers to finally operate under more normal conditions and with updated funding levels through the remainder of FY 2022. Of note, the final FY 2022 appropriations bill provided $728.5 billion for the DoD and related activities. This amount is $32.5 billion more than the FY 2021 enacted level, and is an increase above the level proposed last spring by President Biden for FY 2022.
This delay in enacting final FY 2022 appropriations legislation postponed submission to Congress of the President’s FY 2023 budget request, and could ultimately delay the congressional budget and appropriations process for the next fiscal year. These delays could, in turn, impact future planning by Telos and its government customers.
The President’s FY 2023 budget request, which was released on March 25, 2022, calls for approximately 4% more in defense spending than was ultimately provided for FY 2022. However, this FY 2023 budget was developed prior to Russia’s invasion of Ukraine and did not include expenditures related to that ongoing event. The proposed FY 2023 budget also assumes an inflation rate for DoD of 2.2%, which Pentagon officials have subsequently admitted will need to be adjusted higher. As such, there will be significant pressure in Congress to boost defense spending further to account for these factors and other needs.
The proposed FY 2023 budget also calls for an increase in federal civilian agency (non-defense) cybersecurity funding of nearly 10.7%. The Biden Administration says it is seeking to increase investments across the various civilian federal agencies to help align them to the cybersecurity practices and priorities outlined in the President’s Executive Order 14028, “Improving the Nation’s Cybersecurity.” The proposed budget says this specifically includes providing funding to facilitate the ongoing transition to a “zero trust” approach to cybersecurity, per the direction of President Biden's May 12, 2021 Executive Order on "Improving the Nation's Cybersecurity." Also in accordance with that order, various federal departments and agencies have been taking steps to enhance public sector and critical infrastructure cybersecurity and to accelerate adoption of zero trust architecture throughout government, and the proposed budget would further support those efforts.
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

Ransomware remains arguably the most severe cyber threat to enterprises in the commercial and state, local government and education sectors. Our Xacta offering empowers these organizations and institutions to maintain a strong cyber risk posture to minimize the risk of ransomware gaining a foothold in their IT environment. Should ransomware get loose in the enterprise network, Telos Ghost, our virtual obfuscation network offering, can hide vital resources from view to prevent the payload from reaching them.
Critical infrastructure and industrial internet of things ("IoT") are among the categories at greatest risk of cyberattacks. Energy, utilities, transportation, and food supply were among the critical infrastructure sectors that experienced high-profile breaches or ransomware attacks over the past year. Telos Ghost can hide critical IoT and industrial control systems from the public internet to keep them from being compromised. Telos Ghost can also cordon off financial data, medical records, intellectual property, and other crown-jewel assets from visibility or accessibility by adversaries.
Telos Ghost complements zero trust security, creating an additional layer of defense against intruders by hiding critical resources and users in an anonymous undiscoverable network. As noted above, it protects the crown-jewel assets of critical infrastructure from unauthorized access. Xacta streamlines and automates the critical processes of the leading cybersecurity standards and frameworks, particularly Federal Risk and Authorization Management Program ("FedRAMP"), allowing all process participants to collaborate within the same Xacta application to attain a FedRAMP Authority to Operate. Xacta is also a trailblazer in adopting the Open Security Controls Assessment Language, a multi-format framework adopted by FedRAMP to allow security professionals to automate security assessment, auditing, and continuous monitoring processes.
The Cyber Incident Reporting for Critical Infrastructure Act of 2022, which was signed into law on March 15, 2022 will require critical infrastructure owners and operators as well as federal agencies to report to Cybersecurity & Infrastructure Security Agency significant cyber incidents within 72 hours and any ransomware payments made within 24 hours. Telos believes that having to make such disclosures will make organizations even more sensitive to boosting their cybersecurity posture, and that our Xacta solution will help illuminate their risk profile so that they can better understand the issues and address those issues proactively.
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
The Securities and Exchange Commission has also recently proposed new, mandatory cyber risk management and cybersecurity incident reporting requirements for publicly traded companies. Telos believes this will ensure companies have a sound cyber risk management strategy based on recognized best practices, such as the National Institute of Standards and Technology Cybersecurity Framework, and Telos solutions will support this.
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
COVID-19 Pandemic
Despite the pandemic’s resultant massive shift to teleworking by federal employees and contractors, the government successfully maintained the continuity of services, as did Telos. As the government has developed and implemented its reopening process, and made adjustments based on changing circumstances, officials have said they will seek to continue to maximize the use of teleworking by federal employees. This stance continued during the most recent, renewed surge of COVID-19 variant transmission. As such, with much of the business of government still being conducted by federal employees working remotely through the use of information technology systems, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.

Reportable Segment
During the fourth quarter of 2021, we revised our reportable segments to reflect changes to our organization and leadership structure. As a result, we established and operate in two reportable segments - Security Solutions and Secure Networks. Prior to the fourth quarter of 2021, the Company had one operating and reportable segment. We updated the results for the prior period to conform to the current period presentation.
•Security Solutions focuses on cybersecurity, cloud and identity solutions. Cybersecurity solutions help our customers ensure the ongoing security, integrity, and compliance of their on-premises and related cloud-based systems by reducing threats and vulnerabilities to foil cyber adversaries before they can attack. Our security engineers and subject matter experts assess our customers’ cybersecurity environments and design, engineer, and operate systems needed to strengthen their cybersecurity posture. Our cloud solutions leverage the specialized skills and experience needed to help our customers plan, engineer, execute and accelerate secure cloud migrations while assuring ongoing management and security of enterprise cloud technology environments. Our identity solutions deliver digital identity, biometric, and nationwide enrollment services and address Know Your Customer ("KYC") and identity management challenges for enterprises working within regulated and critical infrastructure environments.
•Secure Networks provides secure networking architectures and solutions to the DoD, IC and other federal government agencies. Our net-centric solutions enable collaboration and connectivity in order to increase efficiency, reduce costs, and improve mission outcomes. We provide an extensive range of wired and wireless, fixed and deployable, classified and unclassified voice, data, and video secure network solutions and services to support defense and civilian missions. Capabilities include network design, operations and sustainment; system integration and engineering; network security and compliance; deployable comms; innovation and digital transformation; service desk; defensive cyber operations; and program management.
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
Consolidated Results of Operations (Unaudited)
The following table summarizes our result of operations as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenue	100.0%	100.0%
Cost of sales	62.4%	74.0%
Selling, general and administrative expenses	67.0%	50.2%
Operating loss	(29.4)%	(24.2)%
Other expense	—%	(1.9)%
Interest expense	(0.4)%	(0.4)%
Loss before income taxes	(29.8)%	(26.5)%
Provision for income taxes	(0.1)%	—%
Net loss	(29.9)%	(26.5)%

We generate revenue from the delivery of products and services to our customers. Revenue decreased by 10.0% to $50.2 million for the quarter ended March 31, 2022, from $55.8 million for the same period in 2021. The decrease in revenue was attributable to the impact of certain projects winding down near its completion within Secure Networks. Due to the various solutions offerings within the business groups, sales may vary from period to period according to the solution mix and timing of deliverables for a particular period.
Cost of sales consists of materials, labor, subcontracting costs and an allocation of indirect costs. Cost of sales decreased by 24.2% to $31.3 million for the quarter ended March 31, 2022, from $41.3 million for the same period in 2021. The change in the cost of sales is directly driven by the change in mix and nature of the programs. For the quarter ended March 31, 2022, there was a decrease in cost of sales resulting from the winding down of low-margin projects.
Gross profit increased by 30.4% to $18.9 million for the quarter ended March 31, 2022, from $14.5 million for the same period in 2021. Gross margin increased to 37.6% for the first quarter of 2022 from 26.0% for the same period in 2021. The change in gross margin is due to a change in the mix of contracts within each of Security Solutions and Secure Networks, as well as the relative weighting of revenue between Security Solutions and Secure Networks.
Selling, general, and administrative expense increased by 20.2% to $33.6 million for the first quarter of 2022, from $28.0 million for the same period in 2021, primarily attributable to increases in labor costs by $5.0 million, outside services by $0.7 million, offset by the capitalization of software development costs of $0.5 million.
Operating loss was $14.7 million for the quarter ended March 31, 2022, compared with $13.5 million for the same period in 2021, due primarily to the increase in operating cost for the first quarter of 2022 compared with same period in prior year.
Other expense of $1.1 million for the first quarter of 2021 was attributable to an accrual for a litigation settlement agreement, with no similar cost in 2022. There was no significant change in interest expense year over year.
Income tax provision was $71,000 for the first quarter of 2022, compared to $34,000 for the same period in 2021, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discreet tax items, based on our expectation of pretax loss for the fiscal year.
Net loss was $15.0 million for the quarter ended March 31, 2022, compared to $14.8 million for the same period in 2021, primarily attributable to the changes in the gross profit and increase in certain selling, general and administrative expenses as mentioned above.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.
Security Solutions Segment:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenue	$26,919	$22,829
Gross profit	$15,051	$9,326
Gross margin	55.9%	40.9%
Security Solutions' revenue increased by $4.1 million year over year, or approximately 17.9%. This is primarily due to an increase in sales offerings.
Gross profit for Security Solutions increased by $5.7 million primarily due to the significant increase in revenue coupled by the various changes in the sales mix on various programs. Gross margin for Security Solutions increased to 55.9% for the first quarter of 2022 from 40.9% for the same period in 2021. The increase in profitability in the first quarter of 2022 was due to growth in high margin projects.

Secure Networks Segment:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenue	$23,241	$32,928
Gross profit	$3,820	$5,143
Gross margin	16.4%	15.6%
Secure Networks' revenue decreased by $9.7 million year over year, or approximately 29.4%. This is primarily due to the ramping down of certain projects under Secure Networks offerings.
Gross profit for Secure Networks decreased by $1.3 million as a result of lower revenue volume. Gross margin for Secure Networks increased to 16.4% for the first quarter of 2022 from 15.6% for the same period in 2021. The increase in gross margin is due to lower margin projects winding down in the first quarter of 2022.
Non-GAAP Financial Measures
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
We use the following non-GAAP financial measures to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short-term and long-term operating plans, and to evaluate the performance of certain management personnel when determining incentive compensation. We believe these non-GAAP financial measures facilitate comparison of our operating performance on a consistent basis between periods by excluding certain items that may, or could, have a disproportionately positive or negative impact on our results of operations in any particular period. When viewed in combination with our results prepared in accordance with GAAP, these non-GAAP financial measures help provide a broader picture of factors and trends affecting our results of operations.
Enterprise EBITDA and Adjusted EBITDA
Both Enterprise EBITDA and Adjusted EBITDA are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, an alternative to net loss as determined by GAAP. We define Enterprise EBITDA as net (loss) income, adjusted for non-operating (income) expense, interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as Enterprise EBITDA, adjusted for stock-based compensation expense.

A reconciliation of net loss to Enterprise EBITDA and Adjusted EBITDA, the most directly comparable GAAP measure, is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(14,983)	$(14,778)
Adjustments:
Non-operating (income) expense	(12)	1,054
Interest expense	190	196
Provision for income taxes	71	34
Depreciation and amortization	1,405	1,360
Enterprise EBITDA	(13,329)	(12,134)
Stock-based compensation expense (1)	$14,298	$13,670
Adjusted EBITDA	$969	$1,536
(1) The Stock-based Compensation adjustment to EBITDA as of March 31, 2022 is made up of $12.6 million stock-based compensation expense for the awarded RSUs and PSUs, and $1.7 million of other sources of stock-based compensation expense. The other sources of stock-based compensation consists of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion as to whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted EBITDA.
Adjusted Net Income (Loss) and Adjusted EPS
Adjusted Net Income (Loss) and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to net income (loss) as determined by GAAP. We define Adjusted Net Income (Loss) as net income (loss), adjusted for non-operating expense (income), stock-based compensation expense. We define Adjusted EPS as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding for the period.
A reconciliation of net (loss) income attributable to Telos Corporation to Adjusted Net Income (Loss) and Adjusted EPS, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Net Loss	Diluted Earnings Per Share	Net Loss	Diluted Earnings Per Share
	(in thousands)		(in thousands)
Reported GAAP measure	$(14,983)	$(0.22)	$(14,778)	$(0.23)
Adjustments:
Non-operating (income) expense	(12)	—	1,054	0.02
Stock-based compensation expense (2)	14,298	0.21	13,670	0.21
Adjusted non-GAAP measure	$(697)	$(0.01)	$(54)	$—
Weighted-average shares of common stock outstanding	67,559		64,625
(2) The Stock-based Compensation adjustment to Net Loss as of March 31, 2022 is made up of $12.6 million stock-based compensation expense for the awarded RSUs and PSUs, and $1.7 million of other sources of stock-based compensation expense. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company’s common stock. However, it is the Company's discretion as to whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected form of payment would result in out of quarter adjustments to this add back to Adjusted Net Loss.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash flows provided by (used in) operating activities	$249	$(6,882)
Adjustments:
Purchases of property and equipment	(546)	(480)
Capitalized software development costs	(2,795)	(2,165)
Free cash flow	$(3,092)	$(9,527)
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
Liquidity and Capital Resources
Upon the closing of the IPO in November 2020, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the exchangeable redeemable preferred stock conversion, $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 7 – Purchase of Telos ID Non-controlling Interest), and $21.0 million to repay our outstanding senior term loan and subordinated debt.
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including $7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase warrants to purchase 900,970 shares of our common stock owned by EnCap . Further, on July 30, 2021, we used approximately $5.9 million of the net proceeds to acquire the assets of DFT (see Note 4 - Acquisition). We used the remaining net proceeds of the IPO and the follow-on offering for general corporate purposes.
Our overall financial position and liquidity are strong. Our working capital was $132.7 million and $140.8 million as of March 31, 2022 and December 31, 2021, respectively. Although no assurances can be given, we expect that funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.
As of March 31, 2022, we had a cash and cash equivalent balance of $120.2 million, compared to $126.6 million at the end of 2021. This balance gives us the flexibility for capital deployment while maintaining our focus on preserving a strong balance sheet to position us for future opportunities. We believe we have adequate funds on hand to execute our financial and operating strategy.

The following is a discussion of our major operating, investing and financing activities for the quarter ended March 31, 2022 and 2021.
Cash provided by operating activities was $0.2 million for the three months ended March 31, 2022, compared to cash used in operating activities of $6.9 million for the same period in 2021. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Cash used in investing activities was $3.3 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively, due primarily to the investment in software development costs of $2.8 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively, and the purchase of property and equipment.
Cash used in financing activities was $3.2 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively, primarily attributable to payments under finance leases for both periods, payment of tax withholding related to net share settlement of equity awards of $2.9 million in the first quarter of 2022, and a final distribution of $2.4 million of the Class B Member of Telos ID in the first quarter of 2021.
Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Critical Accounting Policies
During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
None.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure.
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2022 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2022, our disclosure controls and procedures were not effective as a result of the previously identified material weaknesses disclosed below.
Internal Control over Financial Reporting
In connection with its evaluation of the internal control over financial reporting for the year ended December 31, 2021, management identified the following material weaknesses in our internal controls over financial reporting:
a.Management did not maintain appropriately designed entity-level controls impacting the control environment and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. Specifically, the Company did not have sufficient qualified resources to effectively design, operate and oversee internal control over financial reporting, which contributed to the failure in the effectiveness of certain controls.

b.Management did not maintain appropriately designed information technology general controls in the areas of user access, change management, and segregation of duties, including controls over the recording of journal entries and safeguarding of assets, related to certain information technology systems that support the Company’s financial reporting process.
c.Management did not maintain appropriately designed and implemented controls over the following:
i.Recording of revenue in accordance with ASC Topic 606 , “Revenue from Contracts with Customers.”
ii.Accounting for software development costs in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed”, and ASC Topic 350-40, “Internal Use Software.”
iii.Review of completeness and accuracy of award stock-based compensation expense, and review of the key inputs and assumptions utilized in third-party valuations.
iv.Preparation and review of projected financial information utilized in the valuation of the business combination.
v.Financial statement close process to ensure the consistent execution, accuracy, and timely review of account reconciliations, as well as review of the statement of cash flows.
vi.Coding of transactions within the purchase to disbursement cycle.
These material weaknesses were partially related to employee turnover, resulting in a temporary shortage of qualified personnel to effectively perform the internal controls referenced above.
The Company is working to remediate the material weaknesses in internal control over financial reporting and is taking steps to improve the internal control environment. Specifically, the Company is:
a.Hiring additional accounting personnel and implementing training of new and existing personnel on proper execution of designed control procedures;
b.Enhancing processes, and designing and implementing internal controls around revenue recognition, software development costs, stock-based compensation, business combination, and financial close and reporting; and,
c.Enhancing user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties.
The material weaknesses will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively.
We are still assessing the design and operating effectiveness of these measures and, as such, the identified material weaknesses have not been fully remediated as of March 31, 2022. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation activities listed above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 14 – Commitments and Contingencies to the condensed consolidated financial statements.
Item 1A.  Risk Factors
There were no material changes in the period ended March 31, 2022 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
*   filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2022	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza
Mark Bendza Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding
Victoria Harding Controller and Chief Accounting Officer (Principal Accounting Officer)