Form 10-Q
period 2022-06-30
TELOS CORP
filed 2022-08-09
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of August 5, 2022, the registrant had outstanding 67,593,945 shares of common stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
Telos Corporation
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands, except per share amounts)
Revenue – services	$50,270	$49,003	$98,378	$101,061
Revenue – products	5,521	4,641	7,573	8,341
Total revenue	55,791	53,644	105,951	109,402
Cost of sales – services	31,436	28,609	61,167	68,099
Cost of sales – products	3,426	2,501	4,984	4,299
Total cost of sales	34,862	31,110	66,151	72,398
Gross profit	20,929	22,534	39,800	37,004
Selling, general and administrative expenses:
Sales and marketing	4,741	5,043	9,993	8,869
Research and development	4,489	5,327	9,919	9,388
General and administrative	23,865	29,635	46,788	49,712
Total selling, general and administrative expenses	33,095	40,005	66,700	67,969
Operating loss	(12,166)	(17,471)	(26,900)	(30,965)
Other income/(expense)	118	32	130	(1,022)
Interest expense	(187)	(192)	(377)	(388)
Loss before income taxes	(12,235)	(17,631)	(27,147)	(32,375)
Provision for income taxes	(54)	(13)	(125)	(47)
Net loss	$(12,289)	$(17,644)	$(27,272)	$(32,422)

Net loss per share:
Basic	$(0.18)	$(0.26)	$(0.40)	$(0.49)
Diluted	$(0.18)	$(0.26)	$(0.40)	$(0.49)

Weighted average shares outstanding:
Basic	67,876	66,616	67,717	65,621
Diluted	67,876	66,616	67,717	65,621
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Net loss	$(12,289)	$(17,644)	$(27,272)	$(32,422)
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(11)	5	18	(27)
Comprehensive loss	$(12,300)	$(17,639)	$(27,254)	$(32,449)
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021

	(in thousands, except per share and share data)
Assets:
Cash and cash equivalents	$122,588	$126,562
Accounts receivable, net	50,676	59,844
Inventories, net	3,630	1,247
Prepaid expenses	6,778	3,329
Other current assets	947	732
Total current assets	184,619	191,714
Property and equipment, net	5,571	6,088
Finance lease right-of-use assets, net	8,442	9,053
Operating lease right-of-use assets	569	852
Goodwill	17,922	17,922
Intangible assets, net	23,783	19,199
Other assets	1,052	1,253
Total assets	$241,958	$246,081
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other accrued liabilities	$35,412	$34,548
Accrued compensation and benefits	9,280	6,557
Contract liabilities	4,799	6,381
Finance lease obligations, current portion	1,525	1,461
Operating lease obligations, current portion	450	564
Other current liabilities	2,734	1,430
Total current liabilities	54,200	50,941
Finance lease obligations, non-current portion	12,066	12,840
Operating lease liabilities, non-current portion	192	388
Deferred income taxes	748	723
Other liabilities	440	935
Total liabilities	67,646	65,827
Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 67,594,301 shares and 66,767,450 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	106	105
Additional paid-in capital	388,464	367,153
Accumulated other comprehensive loss	(9)	(27)
Accumulated deficit	(214,249)	(186,977)
Total stockholders’ equity	174,312	180,254
Total liabilities and stockholders’ equity	$241,958	$246,081
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021

	(in thousands)
Cash flows from operating activities:
Net loss	$(27,272)	$(32,422)
Adjustments to reconcile net loss to cash flows provided by/(used in) operating activities:
Stock-based compensation	29,504	35,006
Depreciation and amortization	2,910	2,764
Deferred income tax provision	25	18
Accretion of discount on acquisition holdback	23	—
Loss on disposal of fixed assets	1	5
Provision for doubtful accounts	66	11
(Recovery from)/provision for inventory obsolescence	(108)	14
Changes in other operating assets and liabilities
Accounts receivable	9,102	(9,595)
Inventories	(2,275)	1,513
Prepaid expenses, other current assets, and other assets	(3,324)	(2,417)
Accounts payable and other accrued payables	567	1,278
Accrued compensation and benefits	419	632
Contract liabilities	(1,582)	271
Other current liabilities and other liabilities	76	(432)
Net cash provided by/(used in) operating activities	8,132	(3,354)
Cash flows from investing activities:
Capitalized software development costs	(5,134)	(3,663)
Purchases of property and equipment	(641)	(1,070)
Net cash used in investing activities	(5,775)	(4,733)
Cash flows from financing activities:
Payments under finance lease obligations	(710)	(650)
Payment of tax withholding related to net share settlement of equity awards	(2,886)	—
Repurchase of common stock	(2,603)	(1,251)
Proceeds from issuance of common stock, net of issuance costs	—	64,269
Repurchase of outstanding warrants	—	(26,894)
Distributions to Telos ID Class B member – non-controlling interest	—	(2,436)
Net cash (used in)/provided by financing activities	(6,199)	33,038
Net change in cash, cash equivalents, and restricted cash	(3,842)	24,951
Cash, cash equivalents and restricted cash, beginning of period	126,562	106,045
Cash, cash equivalents and restricted cash, end of period	$122,720	$130,996
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at March 31, 2022	67,867	$106	$376,913	$2	$(201,960)	$175,061
Net loss	—	—	—	—	(12,289)	(12,289)
Foreign currency translation loss	—	—	—	(11)	—	(11)
Stock-based compensation expense, excluding accrued compensation	—	—	14,553	—	—	14,553
Repurchase of common stock	(360)	—	(3,002)	—	—	(3,002)
RSUs vested, net of shares withheld to cover tax withholding	87	—	—	—	—	—
Balance at June 30, 2022	67,594	$106	$388,464	$(9)	$(214,249)	$174,312

Balance at March 31, 2021	64,625	$103	$284,470	$12	$(158,621)	$125,964
Net loss	—	—	—	—	(17,644)	(17,644)
Issuance of common stock	2,050	2	64,267	—	—	64,269
Foreign currency translation gain	—	—	—	5	—	5
Stock-based compensation expense	—	—	21,336	—	—	21,336
Repurchase of outstanding warrants	—	—	(26,894)	—	—	(26,894)
Repurchase of common stock	(40)	—	(1,251)	—	—	(1,251)
Balance at June 30, 2021	66,635	$105	$341,928	$17	$(176,265)	$165,785

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2021	66,767	$105	$367,153	$(27)	$(186,977)	$180,254
Net loss	—	—	—	—	(27,272)	(27,272)
Foreign currency translation gain	—	—	—	18	—	18
Stock-based compensation expense, excluding accrued compensation	—	—	27,200	—	—	27,200
Repurchase of common stock	(360)	—	(3,002)	—	—	(3,002)
RSUs vested, net of shares withheld to cover tax withholding	1,187	1	(2,887)	—	—	(2,886)
Balance at June 30, 2022	67,594	$106	$388,464	$(9)	$(214,249)	$174,312

Balance at December 31, 2020	64,625	$103	$270,800	$44	$(143,843)	$127,104
Net loss	—	—	—	—	(32,422)	(32,422)
Issuance of common stock	2,050	2	64,267	—	—	64,269
Foreign currency translation loss	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	35,006	—	—	35,006
Repurchase of outstanding warrants	—	—	(26,894)	—	—	(26,894)
Repurchase of common stock	(40)	—	(1,251)	—	—	(1,251)
Balance at June 30, 2021	66,635	$105	$341,928	$17	$(176,265)	$165,785
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Notes to the Unaudited Consolidated Financial Statements
1. ORGANIZATION
Telos Corporation, together with its subsidiaries (collectively, the "Company," "we," "our" or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations.   We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We also have a 100% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”), Teloworks, Inc. (“Teloworks”) and Telos APAC Pte. Ltd. (“Telos APAC”).
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
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock held by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase the warrants to purchase 900,970 shares of our common stock owned by certain affiliates of Enlightenment Capital Solutions ("EnCap"). We intend to use the remaining net proceeds for general corporate purposes.
2. SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation, Telos ID, Teloworks, and Telos APAC, all of whose issued and outstanding share capital is wholly-owned directly and indirectly by Telos Corporation. All intercompany transactions have been eliminated in consolidation.
(b)Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to state fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the fiscal year then ended (the "2021 10-K"). We have continued to follow the accounting policies set forth in those financial statements.
(c)Segment Reporting
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
Prior period segment information has been recast to reflect the change. The segment reorganization had no impact on previously reported unaudited consolidated financial results.
(d)Basis of Comparison – Revision of Previously Issued Interim Financial Statements
The Company recorded certain revisions related to the previously issued unaudited condensed consolidated financial statements. The Company considered the errors identified in accordance with the SEC's Staff Accounting Bulletin No. 99 and determined the impact was immaterial to the previously issued condensed consolidated interim financial statements. Nonetheless, the Company corrected these errors when identified in 2021.
During the third quarter of 2021, the Company identified out-of-period adjustments on certain revenue and expense classification. Further, we corrected the cash flow presentation to properly reflect the final payment to fully acquire all of the membership interest of Telos ID as financing activities. Further information regarding the misstatements and related revisions are included in Note 18 – Revision of Prior Year Interim Financial Statements to the condensed consolidated financial statements.
(e)Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual results could differ from those estimates. We base our estimates on historical experience, currently available information and various other assumptions that we believe are reasonable under the circumstances. The most significant items involving management estimates include estimates of revenue recognition, allowance for credit losses, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, the provision for income taxes, share-based compensation, contingencies and litigation, and valuation of intangibles and goodwill. The impact of changes in estimates is recorded in the period in which they become known.
(f)     Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC"). We consider the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be not applicable.
Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, “Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Entities should apply the amendments prospectively to business combinations that occur after the effective date. This standard will be effective for reporting periods beginning after December 15, 2022, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our unaudited consolidated financial position, results of operations and cash flows.
In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard will be effective for reporting periods beginning December 15, 2023, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our unaudited consolidated financial position, results of operations and cash flows.

3. REVENUE RECOGNITION
We recognize revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer.
The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue. Revenue transferred to customers over time accounted for 90% and 93% of our revenue for the three and six months ended June 30, 2022, and 91% and 92% of our revenue for the three and six months ended June 30, 2021, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration as discussed further below.
Revenue transferred to customers at a point in time accounted for 10% and 7% of our revenue for the three and six months ended June 30, 2022, and 9% and 8% of our revenue for the three and six months ended June 30, 2021, respectively. Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point.
For certain performance obligations where we are not primarily responsible for fulfilling the promise to provide the goods or services to the customer, do not have inventory risk and have limited discretion in establishing the price for the goods or services, we recognize revenue on a net basis.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceed the total estimated revenue for a performance obligation. No contract losses were recorded during the three and six months ended June 30, 2022 and 2021.
Disaggregated Revenues
We have identified two reportable segments. We treat sales to U.S. customers as sales within the U.S., regardless of where the services are performed. Substantially all of our revenues are generated from U.S. customers.

Table 3.1: Revenue by Operating Segments
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Security Solutions:
Services	$25,298	$27,595	$50,165	$46,725
Products	5,521	4,641	7,573	8,341
Total Security Solutions revenue	30,819	32,236	57,738	55,066
Secure Networks:
Services	24,972	21,408	48,213	54,336
Products	—	—	—	—
Total Secure Networks revenue	24,972	21,408	48,213	54,336
Total revenue	$55,791	$53,644	$105,951	$109,402

Table 3.2: Revenue by Customer Type
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Security Solutions:
Federal	$27,251	$29,830	$51,853	$50,281
State & local, and commercial	3,568	2,406	5,885	4,785
Total Security Solutions revenue	30,819	32,236	57,738	55,066
Secure Networks:
Federal	24,962	21,302	48,203	54,198
State & local, and commercial	10	106	10	138
Total Secure Networks revenue	24,972	21,408	48,213	54,336
Total revenue	$55,791	$53,644	$105,951	$109,402

Table 3.3: Revenue by Contract Type
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Security Solutions:
Firm fixed-price	$26,275	$27,457	$48,742	$45,469
Time-and-materials	2,731	3,059	5,646	6,060
Cost plus fixed fee	1,813	1,720	3,350	3,537
Total Security Solutions revenue	$30,819	$32,236	$57,738	$55,066
Secure Networks:
Firm fixed-price	19,030	18,885	37,839	50,014
Time-and-materials	—	—	—	29
Cost plus fixed fee	5,942	2,523	10,374	4,293
Total Secure Networks revenue	24,972	21,408	48,213	54,336
Total revenue	$55,791	$53,644	$105,951	$109,402
Revenue resulting from contracts and subcontracts with the U.S. government accounted for 94% and 95% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and 94% and 96% of our revenue for the six months ended June 30, 2022 and 2021, respectively. As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 95% of our billed accounts receivable as of June 30, 2022, were directly with U.S. government customers. We perform ongoing credit evaluations of all our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses.

Table 3.4: Revenue Concentrations Greater than 10% of Total Revenue
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S. Department of Defense ("DoD")	72%	67%	71%	76%
Civilian	22%	28%	23%	20%
Contract Balances

Table 3.5: Contract Balances
	June 30, 2022	December 31, 2021

	(in thousands)
Contract assets (unbilled receivables)	$36,216	$41,374
Contract liabilities	4,799	6,381
The change in the Company's contract assets and contract liabilities during the period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three and six months ended June 30, 2022, that was included in the contract liabilities balance at the beginning of each reporting period was $1.6 million and $4.1 million, respectively. Revenue recognized for the three and six months ended June 30, 2021, that was included in the contract liabilities balance at the beginning of each reporting period was $1.2 million and $3.2 million, respectively.
As of June 30, 2022, we had $100.5 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 76% of our remaining performance obligations as revenue in 2022, an additional 20% in 2023, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	June 30, 2022	December 31, 2021

	(in thousands)
Billed accounts receivable	$14,638	$18,586
Unbilled receivables	36,216	41,374
Allowance for credit losses	(178)	(116)
Accounts receivable, net	$50,676	$59,844

5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	June 30, 2022	December 31, 2021

	(in thousands)
Gross inventory	$4,383	$2,108
Allowance for inventory obsolescence	(753)	(861)
Inventories, net	$3,630	$1,247
6. PROPERTY AND EQUIPMENT, NET

Table 6: Details of Property and Equipment, Net
	June 30, 2022	December 31, 2021

	(in thousands)
Furniture and equipment	$15,866	$15,420
Leasehold improvement	3,009	2,994
Property and equipment, at cost	18,875	18,414
Accumulated depreciation	(13,304)	(12,326)
Property and equipment, net	$5,571	$6,088
Depreciation expense was $0.5 million and $1.2 million for the three and six months ended June 30, 2022, respectively, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2021.
7. GOODWILL
The goodwill balance was $17.9 million as of June 30, 2022, and December 31, 2021, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. For the three and six months ended June 30, 2022 and 2021, no impairment charges were taken.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
	June 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Acquired technology	$3,630	$(416)	$3,214	$3,630	$(256)	$3,374
Customer relationships	40	(12)	28	40	(5)	35
Software development costs	27,652	(7,111)	20,541	22,222	(6,432)	15,790
	$31,322	$(7,539)	$23,783	$25,892	$(6,693)	$19,199
Amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively.
9. ACQUISITION
On July 30, 2021, the Company acquired the assets of Diamond Fortress Technologies ("DFT") and wholly-owned subsidiaries for a total purchase consideration of $6.7 million, inclusive of $0.3 million related to a pre-existing contractual arrangement with DFT. Upon closing, $5.9 million of cash was paid with an additional $0.6 million payable to DFT 18 months after the close date (the "holdback"). The holdback amount has been discounted to its present value of $0.5 million using a discount rate relevant to the acquisition. The acquisition adds several new patents to the Company’s library of biometric and digital identity intellectual property. The addition of contactless biometrics technology will enable the Company to better serve the needs of organizations in existing and new markets. The acquisition of the assets of DFT has been accounted for under U.S. GAAP using the acquisition method of accounting. The total purchase consideration of $6.7 million has been allocated among the assets acquired at their fair value at the acquisition date.

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
10. PURCHASE OF TELOS ID NON-CONTROLLING INTERESTS
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
On October 5, 2020, we entered into a Membership Interest Purchase Agreement between the Company and Hoya to purchase all of the Class B Units of Telos ID owned by Hoya (the “Telos ID Purchase”). Upon the closing of the Telos ID Purchase, Telos ID became our wholly owned subsidiary. On November 23, 2020, the Telos ID Purchase was consummated with the Company transferring $30.0 million in cash and issuing 7.3 million shares of our common stock at $20.39 per share (which totals approximately $148.4 million); the total consideration transferred to Hoya was $178.4 million. As part of the common stock issuance, the Company recognized an increase to additional paid-in capital (“APIC”) of $148.4 million. The Company further recognized a reduction to APIC of $173.9 million as part of the elimination of Hoya’s non-controlling interest in Telos ID. The net impact to APIC associated with the acquisition of the additional 50% interest in Telos ID was a reduction of $25.5 million. Hoya received a final distribution of $2.4 million in January 2021.
11. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Table 11: Details of Accounts Payable and Other Accrued Liabilities
	June 30, 2022	December 31, 2021

	(in thousands)
Accounts payable - trade	$15,929	$7,869
Accrued liabilities	18,109	25,300
Others	1,374	1,379
Accounts payable and other accrued liabilities	$35,412	$34,548
12. STOCK-BASED COMPENSATION
Our 2016 Omnibus Long-Term Incentive Plan (the "2016 LTIP") provides for the grant of restricted stock units with time-based vesting ("Service-Based RSU" or "RSU") and restricted stock units with performance-based vesting (Performance-Based RSU" or "PRSU") to our senior executives, directors, employees, and other service providers. Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, generally one to three years. The Company records stock-based compensation related to accrued compensation in which it intends to settle in shares of the Company’s common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash, as it has the right to dictate the form of these payments up until the date at which they are paid.
The stock-based compensation expense includes an immaterial adjustment of $0.7 million and $1.3 million for the three and six months ended June 30, 2022 related to the prior year. There were no income tax benefits recognized on the share-based compensation expense for both periods.

Table 12.1: Details of Stock Compensation Expense by Department
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Cost of sales – services	$862	$631	$1,869	$1,256
Sales and marketing	1,420	2,233	3,088	3,780
Research and development	692	648	1,987	1,109
General and administrative	12,232	17,824	22,560	28,861
Total stock-based compensation expense	$15,206	$21,336	$29,504	$35,006

Table 12.2: Service-Based RSU and Performance-Based RSU Award Activity
	Service-Based RSU	Performance-Based RSU	Total	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2021	3,030,608	492,727	3,523,335	$34.24
Granted	3,759,037	—	3,759,037	10.01
Vested	(1,416,116)	—	(1,416,116)	32.83
Forfeited	(260,588)	(113,566)	(374,154)	33.15
Unvested outstanding units as of June 30, 2022	5,112,941	379,161	5,492,102	$18.04
As of June 30, 2022, the intrinsic value of the RSUs and PRSUs outstanding, exercisable, and vested or expected to vest was $44.2 million. There was $61.0 million of total compensation costs related to stock-based awards not yet recognized as of June 30, 2022, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of approximately 1.3 years.
13. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors approved a new share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of June 30, 2022, there was $47.0 million of the remaining authorization for future common stock repurchases under the SRP.

Table 13: Shares Repurchase Activity
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands, except per share and share data)
Amount paid for shares repurchased (1)	$3,002	$—	$3,002	$—
Number of shares repurchased	360,439	—	360,439	—
Average per share price paid (1)	$8.33	$—	$8.33	$—
(1)Includes commissions paid for repurchases on the open market.
As of August 5, 2022, the Company repurchased an additional 142,536 shares of its common stock, for $1.1 million since June 30, 2022.
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Our functional currency is the U.S. Dollar. For one of our wholly-owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the periods presented. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive loss.

Table 14: Details of Accumulated Other Comprehensive Loss
	June 30, 2022	December 31, 2021

	(in thousands)
Cumulative foreign currency translation loss	$(116)	$(134)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive loss	$(9)	$(27)
15. LOSS PER SHARE
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

Table 15: Potentially Dilutive Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Unvested restricted stock and restricted stock units	57	1,030	211	239
Common stock warrants, exercisable at $1.665 per share	—	856	—	857
Total	57	1,886	211	1,096
Unvested antidilutive stock units excluded from the dilutive effect (stock units)	3,056	—	1,348	—
16. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $93,000 and $605,000 for the three and six months ended June 30, 2022, respectively, and $83,000 and $301,000 for the three and six months ended June 30, 2021, respectively. Additionally, Mr. Wood owned 94,547 and 73,562 shares of the Company’s common stock as of June 30, 2022, and December 31, 2021.
One of the Company’s directors serves as a consultant to the Company. In February 2022, the director and the Company amended the consulting agreement to provide that the Company would pay the remainder of the director’s consulting fees for 2022 in a fixed price amount in the form of restricted stock units. The Company granted the director 26,091 restricted stock units on February 1, 2022, which vest quarterly in four equal amounts through the end of the year, subject to the director’s continued performance under the consulting agreement. The amounts paid for his consulting services were $25,000 for the three and six months ended June 30, 2022, and $70,500 and $141,000 for the three and six months ended June 30, 2021, respectively.
17. SEGMENT INFORMATION
As noted in Note 2 - Significant Accounting Policies, during the fourth quarter of 2021, as a result of the segment reorganization, our CODM began evaluating, overseeing and managing the financial performance of our operations through two operating segments: Security Solutions and Secure Networks. The segments enable the alignment of our strategies and objectives and provide a framework for timely and rational allocation of resources within the lines of business. We eliminate any inter-segment revenues and expenses upon consolidation.
The Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta®, Telos Ghost®, Telos® Advanced Cyber Analytics, Telos® AMHS and Telos® ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and progress or completion of cloud and/or cybersecurity solutions during the period. The majority of the operating costs relates to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
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

Table 17: Results of Operations by Business Segment
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Revenues:
Security Solutions	$30,819	$32,236	$57,738	$55,066
Secure Networks	24,972	21,408	48,213	54,336
Total revenue	55,791	53,644	105,951	109,402
Gross profit:
Security Solutions	16,433	17,188	31,485	26,515
Secure Networks	4,496	5,346	8,315	10,489
Total gross profit	20,929	22,534	39,800	37,004
Selling, general and administrative expenses	33,095	40,005	66,700	67,969
Operating loss	(12,166)	(17,471)	(26,900)	(30,965)
Other income/(expense)	118	32	130	(1,022)
Interest expense	(187)	(192)	(377)	(388)
Loss before income taxes	(12,235)	(17,631)	(27,147)	(32,375)
Provision for income taxes	(54)	(13)	(125)	(47)
Net loss	$(12,289)	$(17,644)	$(27,272)	$(32,422)
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
18. REVISION OF PRIOR YEAR INTERIM FINANCIAL STATEMENTS
During the third quarter of 2021, the Company identified that stock compensation for a single individual was incorrectly charged to "cost of sales - services" instead of "general and administrative expense." The total amount of stock compensation incorrectly charged to cost of sales was $0.3 million, of which $0.1 million was related to the first quarter of 2021, and $0.2 million related to the second quarter of 2021. The Company corrected the error during the third quarter of 2021.
During the third quarter of 2021, the Company identified that the allocation of stock compensation for two of the Company's overhead cost pools was incorrectly charged to "cost of sales" instead of "general and administrative expense" during the second quarter of 2021. The total amount of the allocated stock compensation incorrectly charged to cost of sales was $0.7 million, which the Company corrected during the third quarter of 2021.
In the third quarter of 2021, the Company identified $1.1 million in revenue related to the stub period of a newly awarded contract that should have been recognized as income during the second quarter of 2021. The Company initially corrected the error during the third quarter of 2021. Additionally, and related to this contract, in the fourth quarter of 2021 the Company identified $0.3 million of products revenue for the second quarter of 2021 that should be classified in the condensed consolidated statements of operations as services revenue.
The Company erroneously presented the $2.4 million final payment to fully acquire all membership interest of Telos ID as an operating activity on the condensed consolidated statements of cash flows. The Company corrected the presentation to properly reflect the final payment within financing activities on the consolidated statements of cash flows in the fourth quarter of 2021.

Table 18.1: Impact of the Correction to the Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted

	(in thousands, except per share amounts)
Revenue - services	$47,618	$1,385	$49,003	$99,676	$1,385	$101,061
Revenue - products	4,941	(300)	4,641	8,641	(300)	8,341
Revenue	52,559	1,085	53,644	108,317	1,085	109,402
Cost of sales - services	29,501	(892)	28,609	69,103	(1,004)	68,099
Costs and expenses	32,002	(892)	31,110	73,402	(1,004)	72,398
General and administrative	28,743	892	29,635	48,708	1,004	49,712
Selling, general and administrative expenses	39,113	892	40,005	66,965	1,004	67,969
Operating loss	(18,556)	1,085	(17,471)	(32,050)	1,085	(30,965)
Loss before income taxes	(18,716)	1,085	(17,631)	(33,460)	1,085	(32,375)
Net loss	(18,729)	1,085	(17,644)	(33,507)	1,085	(32,422)
Net loss attributable to Telos Corporation	(18,729)	1,085	(17,644)	(33,507)	1,085	(32,422)
Net loss per share attributable to Telos Corporation
Basic	$(0.28)	$0.02	$(0.26)	$(0.51)	$0.02	$(0.49)
Diluted	$(0.28)	$0.02	$(0.26)	$(0.51)	$0.02	$(0.49)

Table 18.2: Impact of the Correction to the Condensed Consolidated Statement of Comprehensive Loss
	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted

	(in thousands)
Net loss	$(18,729)	$1,085	$(17,644)	$(33,507)	$1,085	$(32,422)
Comprehensive loss attributable to Telos Corporation	(18,724)	1,085	(17,639)	(33,534)	1,085	(32,449)

Table 18.3. Impact of the Correction to the Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2021
	Previously Reported	Error Correction	As Adjusted

	(in thousands)
Net loss	$(33,507)	$1,085	(32,422)
Changes in other operating assets and liabilities	(10,074)	1,351	(8,723)
Cash used in operating activities	(5,790)	2,436	(3,354)
Distribution to Telos ID Class B member – non-controlling interest	—	(2,436)	(2,436)
Cash provided by financing activities	35,474	(2,436)	33,038

Table 18.4. Impact of the Correction to the Condensed Consolidated Statement of Changes in Stockholders' Equity
	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted

	(in thousands)
Net loss	$(18,729)	$1,085	$(17,644)	$(33,507)	$1,085	$(32,422)
Accumulated deficit	(177,350)	1,085	(176,265)	(177,350)	1,085	(176,265)
Total Stockholders' equity	164,700	1,085	165,785	164,700	1,085	165,785

19. COMMITMENT AND CONTINGENCIES
Legal Proceedings
On February 7, 2022, Telos and certain of its current and former officers were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Virginia. In the complaint, the plaintiffs, who purport to represent a class of purchasers of Telos common stock between November 19, 2020, and March 16, 2022, allege that the defendants violated securities laws by failing to disclose delays relating to the launch of certain contracts between Telos and the Transportation Security Administration ("TSA") and the Centers for Medicare and Medicaid Services and to take into account those delays when providing a financial forecast for the Company’s 2021 performance. On June 15, 2022, the Plaintiffs filed a consolidated complaint which added claims (i) concerning Telos' disclosure of revenue projections for these contracts, (ii) against the directors of Telos at the time of its initial public offering, and (iii) pursuant to Sections 11 and 15 of the Securities Act of 1933. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of plaintiffs' claims or estimate a loss or range of loss. As a result, no material liability has been recorded as of June 30, 2022 and December, 31, 2021, respectively.
In addition, the Company is a party to litigation arising in the ordinary course of business. In the opinion of management, while the results of such litigation cannot be predicted with any reasonable degree of certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company's unaudited consolidated financial position, results of operations or cash flows.
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
20. SUPPLEMENTAL CASH FLOW INFORMATION

Table 20.1: Details of Cash, Cash Equivalent, and Restricted Cash
	June 30, 2022	December 31, 2021

	(in thousands)
Cash and cash equivalents	$122,588	$126,562
Restricted cash (1)	132	—
Cash, cash equivalents, and restricted cash	$122,720	$126,562
(1)Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is recorded under "Other assets" on the Consolidated Balance Sheets

Table 20.2: Supplemental Cash Flow Information
	For the Six Months Ended
	June 30, 2022	June 30, 2021

	(in thousands)
Cash paid during the period for:
Interest	$353	$388
Income taxes	188	54
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	282	322
Capital expenditure activity in accounts payable and other accrued liabilities	296	—
Common stock repurchase under SRP	400	—

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
General and Business Overview
We offer technologically advanced, software-based security solutions that empower and protect the world’s most security-conscious organizations against rapidly evolving, sophisticated and pervasive threats. Our portfolio of security products, services, and expertise empower our customers with capabilities to reach new markets, serve their stakeholders more effectively, and successfully defend the nation or their enterprise. We protect our customers’ people, information, and digital assets so they can pursue their corporate goals and conduct their global missions with confidence in their security and privacy.
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
Cybersecurity, cloud security, and enterprise security of the modern organization share much in common, yet also call for a diverse range of skills, capabilities, and experience in order to meet the requirements of security-conscious customers. Decades of experience in developing, orchestrating, and delivering solutions across these three domains give us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level. Our experience in addressing challenges in one area of an enterprise helps us meet requirements in others. We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges. Our security solutions span across the following domains: cybersecurity, cloud security, and enterprise security.
As a result of the change in our organization and leadership structure in the fourth quarter of 2021, we established and operate in two reportable segments – Security Solutions and Secure Networks.
Security Solutions
Security Solutions focuses on cybersecurity, cloud and identity solutions, which includes Information Assurance, Secure Communications, and Telos ID. Cybersecurity solutions help our customers ensure the ongoing security, integrity, and compliance of their on-premises and related cloud-based systems by reducing threats and vulnerabilities to foil cyber adversaries before they can attack. Our security engineers and subject matter experts assess our customers’ cybersecurity environments and design, engineer, and operate systems needed to strengthen their cybersecurity posture. Our cloud solutions leverage the specialized skills and experience needed to help our customers plan, engineer, execute and accelerate secure cloud migrations while assuring ongoing management and security of enterprise cloud technology environments. Our identity solutions deliver digital identity, biometric, and nationwide enrollment services and address Know Your Customer ("KYC") and identity management challenges for enterprises working within regulated and critical infrastructure environments.
•Information Assurance
◦Xacta: a premier platform for enterprise cyber risk management and security compliance automation, delivering security awareness for systems in the cloud, on-premises, and in hybrid and multi-cloud environments. Xacta delivers automated cyber risk and compliance management solutions to large commercial and government enterprises. Across the U.S. federal government, Xacta is the de facto commercial cyber risk and compliance management solution.
◦Telos Advanced Cyber Analytics ("ACA"): a solution-as-a-service that delivers timely, accurate, actionable intelligence at speed and scale to illuminate threats to enterprise assets. It enables organizations to detect malicious activity earlier and to uncover and identify previously unknown attacks and new malicious behavior. Further, it assists in the attribution of events and provides sophisticated and comprehensive analytics without expensive overhead.

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
Secure Networks
Secure Networks focuses on enterprise security. Secure Networks provides secure networking architectures and solutions to the DoD, the federal Intelligence Community and other federal government agencies. Our net-centric solutions enable collaboration and connectivity in order to increase efficiency, reduce costs, and improve mission outcomes. We provide an extensive range of wired and wireless, fixed and deployable, classified and unclassified voice, data, and video secure network solutions and services to support defense and civilian missions. Capabilities include network design, operations and sustainment; system integration and engineering; network security and compliance; deployable comms; innovation and digital transformation; service desk; defensive cyber operations; and program management.
•Secure Mobility: solutions for business and government that enable remote work and minimize operational and security concerns across and beyond the enterprise. Our secure mobility team brings credentials to every engagement, supplying deep expertise and experience as well as highly desirable clearances and industry-recognized certifications for network engineering, mobility, and security.
•Network Management and Defense: services for operating, administrating, and defending complex enterprise networks and defensive cyber operations. Our diverse portfolio of capabilities such as defensive cyber operations and robotic process automation addresses common and uncommon requirements in many industries and disciplines, ranging from the military and government agencies to Fortune 500 companies.
Business Environment
Our business performance continues to be heavily affected by the overall level of U.S. government spending and the alignment of our solutions with the priorities of the U.S. government. U.S. government spending and contracts continue to be affected by the federal budget and appropriations process and related legislation.
Congress reached an agreement in March 2022 on fiscal year ("FY") 2022 appropriations legislation, which allows our federal customers to finally operate under more normal conditions and with updated funding levels through the remainder of FY 2022. Of note, the final FY 2022 appropriations bill provided $728.5 billion for the DoD and related activities. This amount is $32.5 billion more than the FY 2021 enacted level, and is an increase above the level proposed last spring by President Biden for FY 2022. This total does not include emergency supplemental appropriations enacted to deal with impacts from the Ukraine conflict, which further increased total defense spending this year.
Given the current political climate in Washington, it is highly questionable whether Congress will be able to enact FY 2023 appropriations legislation prior to the start of the fiscal year. This could again result in the need to fund much, if not all, of the federal government via continuing resolution(s) for an unknown length of time, or else face a government shutdown. Such delays in finalizing FY 2023 appropriations could, in turn, impact future planning by Telos and our government customers.

The President’s FY 2023 budget request, which was released on March 25, 2022, calls for approximately 4% more in defense spending than was provided for FY 2022. However, this proposed FY 2023 budget was developed prior to Russia’s invasion of Ukraine and did not include expenditures related to that ongoing event. The proposed FY 2023 budget also assumes an inflation rate for DoD of 2.2%, which Pentagon officials subsequently acknowledged will need to be adjusted higher. As such, there is significant congressional support for boosting defense spending further to account for these factors and other needs. The House and Senate versions of the FY 2023 National Defense Authorization Act reflect this, authorizing appropriations of $37 billion (House) and $45 billion (Senate) more than proposed by the President’s budget. Actual final appropriations levels for national defense will not be determined until this fall, at the earliest.
The proposed FY 2023 budget also calls for an increase in federal civilian agency (non-defense) cybersecurity funding of nearly 10.7%. The Biden Administration says it is seeking to increase investments across the various civilian federal agencies to help align them to the cybersecurity practices and priorities outlined in the President’s Executive Order 14028, “Improving the Nation’s Cybersecurity.” The proposed budget says this specifically includes providing funding to facilitate the ongoing transition to a Zero Trust approach to cybersecurity, per the direction of President Biden's May 12, 2021 Executive Order on "Improving the Nation's Cybersecurity." Also in accordance with that order, various federal departments and agencies have been taking steps to enhance public sector and critical infrastructure cybersecurity and to accelerate the adoption of Zero Trust architecture throughout government, and the proposed budget would further support those efforts. Congress has just begun work on the FY 2023 appropriations bills for civilian agencies, so it is unknown what the final funding levels will be for civilian agency cybersecurity.
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
Ransomware remains arguably the most severe cyber threat to enterprises in the commercial and state, local government and education sectors. Our Xacta offering empowers these organizations and institutions to maintain a strong cyber risk posture to minimize the risk of ransomware gaining a foothold in their IT environment. Our Telos ACA offering provides real- and near-real-time intelligence into known and unknown threats to give organizations advanced warning of ransomware and other threats. Should ransomware get loose in the enterprise network, Telos Ghost, our virtual obfuscation network offering, can hide vital resources from view to prevent the payload from reaching them.
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
Telos Ghost complements Zero Trust security, creating an additional layer of defense against intruders by hiding critical resources and users in an anonymous undiscoverable network. As noted above, it protects the crown-jewel assets of critical infrastructure from unauthorized access. Xacta streamlines and automates the critical processes of the leading cybersecurity standards and frameworks, particularly the Federal Risk and Authorization Management Program ("FedRAMP"), allowing all process participants to collaborate within the same Xacta application to attain a FedRAMP Authority to Operate. Xacta is also a trailblazer in adopting the Open Security Controls Assessment Language, a multi-format framework adopted by FedRAMP to allow security professionals to automate security assessment, auditing, and continuous monitoring processes.
The Cyber Incident Reporting for Critical Infrastructure Act of 2022, which was signed into law on March 15, 2022, will require critical infrastructure owners and operators as well as federal agencies to report to the Cybersecurity & Infrastructure Security Agency significant cyber incidents within 72 hours and any ransomware payments made within 24 hours. Telos believes that having to make such disclosures will make organizations even more sensitive to boosting their cybersecurity posture; our Xacta solution will help illuminate their risk profile and our Telos ACA solution will illuminate threats so that they can better understand the issues and address them proactively.
The Securities and Exchange Commission has also proposed new, mandatory cyber risk management and cybersecurity incident reporting requirements for publicly traded companies. Telos believes this will ensure companies take steps to employ a sound cyber risk management strategy based on recognized best practices, such as the National Institute of Standards and Technology Cybersecurity Framework, and Telos solutions will support this.

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
COVID-19 Pandemic
Despite the pandemic’s resultant shift to teleworking by federal employees and contractors, the government successfully maintained the continuity of services, as did Telos. As the government has developed and implemented its reopening process, and made adjustments based on changing circumstances, officials have said they will seek to continue to maximize the use of teleworking by federal employees. This stance has continued during subsequent surges of COVID-19 variants. As such, with much of the business of government still being conducted by federal employees working remotely through the use of information technology systems, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.
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
Results of Operations

Table MD&A 1: Results of Operations
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Revenue	$55,791	53,644	105,951	109,402
Cost of sales	34,862	31,110	66,151	72,398
Gross profit	20,929	22,534	39,800	37,004
Gross margin	37.5%	42.0%	37.6%	33.8%
Selling, general and administrative expenses:
Sales and marketing	4,741	5,043	9,993	8,869
Research and development	4,489	5,327	9,919	9,388
General and administrative	23,865	29,635	46,788	49,712
Total selling, general and administrative expenses	33,095	40,005	66,700	67,969
Selling, general and administrative expenses as percentage of revenue	59.3%	74.6%	63.0%	62.1%
Operating loss	(12,166)	(17,471)	(26,900)	(30,965)
Other income/(expense)	118	32	130	(1,022)
Interest expense	(187)	(192)	(377)	(388)
Loss before income taxes	(12,235)	(17,631)	(27,147)	(32,375)
Provision for income taxes	(54)	(13)	(125)	(47)
Net loss	$(12,289)	$(17,644)	$(27,272)	$(32,422)
Company Results
We generate revenue from the delivery of product and services to our customers. The discussion of material changes in our net revenue should be read in conjunction with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations. Cost of sales, for both services and products, consists of material, labor, subcontracting costs and an allocation of indirect costs.

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenue increased by 4.0% to $55.8 million for the second quarter of 2022, from $53.6 million for the same period in 2021. Services revenue increased by $1.3 million, or 2.6%, during the second quarter of 2022 compared to the same period in 2021. The increase in services revenue was primarily due to sales offerings within Secure Networks. Product revenue increased $0.9 million, or 19.0%, during the second quarter of 2022 compared to the same period in 2021. The increase in product revenue was primarily due to various product delivery within Security Solutions. Due to the various solution offerings within the business groups, sales may vary from period to period according to the solution mix and timing of deliverables for a particular period.
Cost of sales increased by 12.1% to $34.9 million for the second quarter of 2022, from $31.1 million for the same period in 2021, as a result of increased revenue. The change in cost of sales is directly driven by the change in mix and nature of the programs. Cost of sales for Security Solutions decreased to $14.4 million for the second quarter of 2022 from $15.0 million for the same period in 2021. While the cost of sales decreased between periods, the cost of sales as a percentage of revenue remained at 46.7%. Cost of sales for Secure Networks increased to $20.5 million for the second quarter of 2022 from $16.1 million for the same period in 2021. Likewise, cost of sales as a percentage of revenue increased to 82.0% from 75.0%.
Gross profit decreased by 7.1% to $20.9 million for the second quarter of 2022 from $22.5 million for the same period in 2021. Gross margin decreased to 37.5% for the second quarter of 2022 from 42.0% for the same period in 2021, due to various changes in the mix of contracts within each of Security Solutions and Secure Networks, as well as the relative weighting of revenue between these segments.
Selling, general, and administrative (“SG&A”) expense decreased by 17.3% to $33.1 million for the second quarter of 2022, from $40.0 million for the same period in 2021, primarily attributable to a decrease in stock-based compensation by $6.6 million, offset by an increase in labor costs by $0.5 million.
Operating loss was $12.2 million for the second quarter of 2022, compared to $17.5 million for the same period in 2021, primarily due to a decrease in SG&A expenses partially offset by a decrease in gross profit in the second quarter of 2022 as mentioned above.
There were no significant changes in interest expense, and other income and expenses between the comparable periods.
The slight increase in the income tax provision for the second quarter of 2022 compared to the same period in 2021 is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discrete tax items, based on our expectation of pretax loss for the fiscal year.
Net loss was $12.3 million for the second quarter of 2022, compared to $17.6 million for the same period in 2021, primarily due to a decrease in SG&A expenses partially offset by a decrease in gross profit in the second quarter of 2022 as mentioned above.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenue decreased by 3.2% to $106.0 million during the six months ended June 30, 2022, from $109.4 million for the same period in 2021. Services revenue decreased by $2.7 million, or 2.7%, during the six months ended June 30, 2022 compared to the same period in 2021. Product revenue also decreased by $0.8 million, or 9.2%, during the six months ended June 30, 2022 compared to the same period in 2021. The decrease in revenue was attributable to the impact of certain projects nearing their completion within Secure Networks.
Cost of sales decreased by 8.6% to $66.2 million for the six months ended June 30, 2022, from $72.4 million for the same period in 2021. Cost of sales for Security Solutions decreased to $26.3 million for the six months ended June 30, 2022, from $28.6 million for the same period in 2021. In addition, cost of sales as a percentage of revenue decreased to 45.5% from 51.8%. Cost of sales for Secure Networks decreased to $39.9 million for the six months ended June 30, 2022 from $43.8 million for the same period in 2021. While the costs of sales decreased between periods, the cost of sales as a percentage of revenue increased to 82.8% from 80.7%. The overall decrease in cost of sales was due to various changes in the mix of contracts within each of Security Solutions and Secure Networks, and winding down of lower-margin projects.
Gross profit increased by 7.6% to $39.8 million for the six months ended June 30, 2022, from $37.0 million for the same period in 2021. Gross margin increased to 37.6% for the six months ended June 30, 2022 from 33.8% for the same period in 2021, due to a change in the mix of contracts within each of Security Solutions and Secure Networks, as well as the relative weighting of revenue between Security Solutions and Secure Networks.
SG&A expense decreased by 1.9% to $66.7 million for the six months ended June 30, 2022, from $68.0 million for the same period in 2021, primarily attributable to a decrease in stock-based compensation by $7.0 million, offset by the increases in labor costs by $4.8 million and outside services by $0.9 million.

Operating loss was $26.9 million for the six months ended June 30, 2022, compared to $31.0 million for the same period in 2021, primarily due to the increase in gross profit and decrease in SG&A expenses in 2022 compared with the same period in the prior year as mentioned above.
Other expense of $1.0 million for the six months ended June 30, 2021, was attributable to an accrual for a litigation settlement agreement, with no similar cost in 2022. There was no significant change in interest expense between comparable periods.
The slight increase in the income tax provision for the six months ended June 30, 2022 compared to the same period in 2021 is based on the estimated annual effective tax rate applied to the pretax loss incurred for the six months period plus discrete tax items, based on our expectation of pretax loss for the fiscal year.
Net loss was $27.3 million for the six months ended June 30, 2022, compared to $32.4 million for the same period in 2021, primarily attributable to the increase in gross profit and decreases in certain SG&A and other expenses as mentioned above.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Revenue	$30,819	$32,236	$57,738	$55,066
Gross profit	$16,433	$17,188	$31,485	$26,515
Gross margin	53%	53%	55%	48%
For the three months ended June 30, 2022, Security Solutions' revenue decreased by approximately 4% compared to the same period in 2021. This was driven primarily by a decrease of $2.3 million in services revenue, offset by an increase of $0.9 million in product revenue compared to the same period in 2021. This is primarily due to the decrease in sales offerings for certain projects winding down within the segment's business lines.
Revenue for the six months ended June 30, 2022 increased by approximately 5%, which was primarily driven by an increase of $3.4 million in services revenue compared to the same period in 2021, due to an increase in sales offerings within the segment.
Security Solutions' gross profit for the second quarter of 2022 decreased by $0.8 million or 4% compared to the same period in 2021. With revenue decreased, segment gross margin remained at 53% between comparable periods.
Security Solutions' gross profit for the six months ended June 30, 2022 increased by $5.0 million or 19% compared to the same period in 2021. Likewise, segment gross margin increased to 55% for the six months ended June 30, 2022 from 48% for the same period in 2021. The increase in profitability was due to growth in high margin projects under this segment.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Revenue	$24,972	$21,408	$48,213	$54,336
Gross profit	$4,496	$5,346	$8,315	$10,489
Gross margin	18%	25%	17%	19%
Secure Networks' revenue for the second quarter of 2022 increased by approximately 17% compared to the same period in 2021. This was driven by an increase of $3.6 million in service revenue due to new awards, timing of significant orders and higher segment offerings on several existing projects.
For the six months ended June 30, 2022, Secure Networks' revenue decreased by 11% compared to the same period in 2021. This was primarily due to the ramping down of certain large projects under our Secure Networks offerings.
Secure Networks' gross profit for the second quarter of 2022, decreased by $0.9 million or 16% compared to the same period in 2021. Segment gross margin decreased to 18% for the second quarter of 2022 from 25% for the same period in 2021. This is due to the various changes in the mix of contracts within the segment and timing of order delivery.

Gross profit for Secure Networks for the six months ended June 30, 2022 decreased by $2.2 million or 21% compared to the same period in 2021, as a result of the decline in year-to-date segment revenue. Secure Networks' gross margin also decreased to 17% for the for the six months ended 2022 from 19% compared to the same period in 2021 due to the sale mix.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the non-GAAP financial measures of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Earnings Per Share ("EPS") and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
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
Enterprise EBITDA and Adjusted EBITDA
Both Enterprise EBITDA and Adjusted EBITDA are supplemental measures of operating performance that are not made under GAAP and that do not represent, and should not be considered as, an alternative to net (loss) income as determined by GAAP. We define Enterprise EBITDA as net (loss) income, adjusted for non-operating expense (income), interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as Enterprise EBITDA, adjusted for stock-based compensation expense.

Table MD&A 4: Reconciliation of Net Loss to Enterprise EBITDA and Adjusted EBITDA
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Net loss	$(12,289)	$(17,644)	$(27,272)	$(32,422)
Adjustments:
Non-operating (income)/expense	(118)	(32)	(130)	1,022
Interest expense	187	192	377	388
Provision for income taxes	54	13	125	47
Depreciation and amortization	1,505	1,404	2,910	2,764
Enterprise EBITDA	(10,661)	(16,067)	(23,990)	(28,201)
Stock-based compensation expense (1)	15,206	21,336	29,504	35,006
Adjusted EBITDA	$4,545	$5,269	$5,514	$6,805
(1)The stock-based compensation adjustment to EBITDA for the three and six months ended June 30, 2022, is made up of $14.6 million and $27.2 million of stock-based compensation expenses for the awarded RSUs and PRSUs, respectively, and $0.7 million and $2.3 million of other sources of stock-based compensation expense, respectively. The other source of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted EBITDA.

Adjusted Net Income (Loss) and Adjusted EPS
Adjusted Net Income (Loss) and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and that do not represent, and should not be considered as, alternatives to net income (loss) as determined by GAAP. We define Adjusted Net Income (Loss) as net income (loss), adjusted for non-operating expense (income) and stock-based compensation expense. We define Adjusted EPS as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding for the period.

Table MD&A 5: Reconciliation of Net Loss to Adjusted Net Income and Adjusted EPS
	For the Three Months Ended				For the Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Adjusted Net Income/(Loss)	Adjusted Per Share	Adjusted Net Income/(Loss)	Adjusted Per Share	Adjusted Net Income/(Loss)	Adjusted Per Share	Adjusted Net Income/(Loss)	Adjusted Per Share

	(in thousands, except per share data)
Reported GAAP measure	$(12,289)	$(0.18)	$(17,644)	$(0.26)	$(27,272)	$(0.40)	$(32,422)	$(0.49)
Adjustments:
Non-operating (income)/ expense	(118)	—	(32)	—	(130)	—	1,022	0.02
Stock-based compensation expense (2)	15,206	0.22	21,336	0.32	29,504	0.43	35,006	0.53
Adjusted non-GAAP measure	$2,799	$0.04	$3,660	$0.06	$2,102	$0.03	$3,606	$0.06
Weighted-average shares of common stock outstanding	67,876		66,616		67,717		65,621
(2)The stock-based compensation adjustment to net loss for the three and six months ended June 30, 2022, is made up of $14.6 million and $27.2 million of stock-based compensation expense for the awarded RSUs and PRSUs, respectively, and $0.7 million and $2.3 million of other sources of stock-based compensation expense, respectively. The other source of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out-of-quarter adjustments to this add back to Adjusted Net Income/(Loss).
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

Table MD&A 6: Free Cash Flow
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(in thousands)
Net cash flows provided by/(used in) operating activities	$7,883	$3,528	$8,132	$(3,354)
Adjustments:
Purchase of property and equipment	(95)	(590)	(641)	(1,070)
Capitalized software development costs	(2,339)	(1,498)	(5,134)	(3,663)
Free cash flow	$5,449	$1,440	$2,357	$(8,087)
Each of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow differently than we do, which limits their usefulness as a comparative measure. Because of these limitations, neither Enterprise EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS nor Free Cash Flow should be considered as a replacement for net income (loss), earnings per share, or net cash flows provided by/ (used in) operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Liquidity and Capital Resources
Upon the closing of the IPO in November 2020, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the exchangeable redeemable preferred stock conversion, $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 10 – Purchase of Telos ID Non-controlling Interests), and $21.0 million to repay our outstanding senior term loan and subordinated debt .
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase 900,970 outstanding warrants for our common stock held by EnCap fund holders. Further, on July 30, 2021, we used approximately $5.9 million of the net proceeds to acquire the assets of DFT (see Note 9 – Acquisition). We intend to use the remaining net proceeds of the IPO and the follow-on offering for general corporate purposes.
Our overall financial position and liquidity are strong. Our working capital was $130.4 million and $140.8 million as of June 30, 2022, and December 31, 2021, respectively. Although no assurances can be given, we expect that funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.
As of June 30, 2022, we had a cash and cash equivalent balance of $122.6 million, compared to $126.6 million at December 31, 2021. This balance gives us the flexibility for capital deployment while maintaining our focus on preserving a strong balance sheet to position us for future opportunities. We believe we have adequate funds on hand to execute our financial and operating strategy.
Cash provided by operating activities was $8.1 million for the six months ended June 30, 2022, compared to cash used in operating activities of $3.4 million for the same period in 2021. Cash provided by or used in operating activities is primarily driven by the Company’s operating income (loss), the timing of receipt of customer payments, the timing of our payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Cash used in investing activities was approximately $5.8 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively, primarily due to software development costs of $5.1 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively, and the purchase of property and equipment.
Cash used in financing activities was $6.2 million for the six months ended June 30, 2022, compared to cash provided by financing activities of $33.0 million for the same period in 2021. This is primarily attributable to payments under finance leases for both periods, payment of tax withholding related to a net share settlement of an equity awards of $2.9 million in the first quarter of 2022 and the repurchase of common stock of $2.6 million under the share repurchase program described below in the second quarter of 2022. By contrast, in 2021 there was a cash inflow from the follow-on offering that generated $64.3 million of net proceeds, reduced by $2.4 million of final distributions to the Class B Members of Telos ID in the first quarter, $26.9 million used to repurchase the outstanding warrants and $1.3 million to repurchase the common stock held by EnCap fund holders.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2021 Form 10-K, as filed with the SEC on March 28, 2022, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended June 30, 2022.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2022, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, on June 30, 2022, our disclosure controls and procedures were not effective as a result of the previously identified material weaknesses disclosed below.
Internal Control over Financial Reporting
In connection with its evaluation of the internal control over financial reporting for the year ended December 31, 2021, management identified the following material weaknesses in our internal control over financial reporting:
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
c.Management did not maintain appropriately designed and implemented controls over the following:
i.Recording of revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers.”
ii.Accounting for software development costs in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed,” and ASC Topic 350-40, “Internal Use Software.”
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
We are still assessing the design and operating effectiveness of these measures and, as such, the identified material weaknesses have not been fully remediated as of June 30, 2022. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take other actions that we deem appropriate.
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation activities listed above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings may be found in Note 19 – Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A.  Risk Factors
There were no material changes in the period ended June 30, 2022, in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

Common Stock Purchase Activity During the Three Months Ended June 30, 2022
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchases Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 1, 2022 through April 30, 2022	—	$—	—	$—
May 1, 2022 through May 31, 2022	—	—	—	$50,000,000
June 1, 2022 through June 30, 2022	360,439	8.33	360,439	$46,997,511
Total	360,439	$8.33	360,439
(1) On May 24, 2022, the Board of Directors authorized a share repurchase program, pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. In June 2022, the Company repurchased 360,439 shares of common stock under the program for an aggregate price of $3.0 million in open market.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.		Description of Exhibit
31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	z	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	❖	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	❖	XBRL Taxonomy Extension Schema

101.CAL	❖	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	❖	XBRL Taxonomy Extension Definition Linkbase

101.LAB	❖	XBRL Taxonomy Extension Label Linkbase

101.PRE	❖	XBRL Taxonomy Extension Presentation Linkbase

104	❖	Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

❖	Filed herewith.
z	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

	/s/ John B. Wood	August 9, 2022
By:	John B. Wood
Chief Executive Officer
(Principal Executive Officer)

	/s/ Mark Bendza	August 9, 2022
By:	Mark Bendza
Chief Financial Officer
(Principal Financial Officer)

	/s/ Victoria Harding	August 9, 2022
By:	Victoria Harding
Controller and Chief Accounting Officer
(Principal Accounting Officer)