Form 10-Q
period 2022-09-30
TELOS CORP
filed 2022-11-09
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of November 4, 2022, the registrant had outstanding 67,210,624 shares of common stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
Telos Corporation
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands, except per share amounts)
Revenue – services	$55,305	$62,955	$153,683	$164,016
Revenue – products	8,288	6,026	15,861	14,367
Total revenue	63,593	68,981	169,544	178,383
Cost of sales – services	36,746	40,137	97,913	108,236
Cost of sales – products	5,902	3,967	10,886	8,266
Total cost of sales	42,648	44,104	108,799	116,502
Gross profit	20,945	24,877	60,745	61,881
Selling, general and administrative expenses:
Sales and marketing	3,042	5,363	13,035	14,233
Research and development	3,981	4,863	13,900	14,250
General and administrative	21,591	19,739	68,379	69,452
Total selling, general and administrative expenses	28,614	29,965	95,314	97,935
Operating loss	(7,669)	(5,088)	(34,569)	(36,054)
Other income/(expense)	518	20	648	(1,001)
Interest expense	(181)	(195)	(558)	(583)
Loss before income taxes	(7,332)	(5,263)	(34,479)	(37,638)
(Provision for)/benefit from income taxes	(8)	41	(133)	(6)
Net loss	$(7,340)	$(5,222)	$(34,612)	$(37,644)

Net loss per share:
Basic	$(0.11)	$(0.08)	$(0.51)	$(0.57)
Diluted	$(0.11)	$(0.08)	$(0.51)	$(0.57)

Weighted average shares outstanding:
Basic	67,493	66,755	67,641	65,999
Diluted	67,493	66,755	67,641	65,999
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)
Net loss	$(7,340)	$(5,222)	$(34,612)	$(37,644)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(21)	(13)	(3)	(40)
Comprehensive loss	$(7,361)	$(5,235)	$(34,615)	$(37,684)
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021

	(in thousands, except per share and share data)
Assets:
Cash and cash equivalents	$125,332	$126,562
Accounts receivable, net	50,983	59,844
Inventories, net	4,676	1,247
Prepaid expenses	6,069	3,329
Other current assets	930	732
Total current assets	187,990	191,714
Property and equipment, net	5,128	6,088
Finance lease right-of-use assets, net	8,137	9,053
Operating lease right-of-use assets	456	852
Goodwill	17,922	17,922
Intangible assets, net	26,858	19,199
Other assets	908	1,253
Total assets	$247,399	$246,081
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other accrued liabilities	$37,583	$34,548
Accrued compensation and benefits	8,941	6,557
Contract liabilities	6,952	6,381
Finance lease obligations, current portion	1,558	1,461
Operating lease obligations, current portion	408	564
Other current liabilities	1,972	1,430
Total current liabilities	57,414	50,941
Finance lease obligations, non-current portion	11,660	12,840
Operating lease liabilities, non-current portion	108	388
Deferred income taxes	748	723
Other liabilities	436	935
Total liabilities	70,366	65,827
Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 67,300,099 shares and 66,767,450 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	106	105
Additional paid-in capital	398,546	367,153
Accumulated other comprehensive loss	(30)	(27)
Accumulated deficit	(221,589)	(186,977)
Total stockholders’ equity	177,033	180,254
Total liabilities and stockholders’ equity	$247,399	$246,081
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

	(in thousands)
Cash flows from operating activities:
Net loss	$(34,612)	$(37,644)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Stock-based compensation	44,225	47,378
Depreciation and amortization	4,427	4,223
Deferred income tax provision	25	28
Accretion of discount on acquisition holdback	36	7
Loss on disposal of fixed assets	2	9
Provision for doubtful accounts	97	7
Recovery from inventory obsolescence	(108)	(2)
Changes in other operating assets and liabilities
Accounts receivable	8,763	(18,852)
Inventories	(3,321)	1,288
Prepaid expenses, other current assets, and other assets	(2,486)	(3,259)
Accounts payable and other accrued payables	2,635	15,742
Accrued compensation and benefits	371	(519)
Contract liabilities	571	1,579
Other current liabilities and other liabilities	(507)	(348)
Net cash provided by operating activities	20,118	9,637
Cash flows from investing activities:
Capitalized software development costs	(8,580)	(6,672)
Purchases of property and equipment	(815)	(1,645)
Cash paid for acquisition	—	(5,925)
Net cash used in investing activities	(9,395)	(14,242)
Cash flows from financing activities:
Payments under finance lease obligations	(1,083)	(993)
Payment of tax withholding related to net share settlement of equity awards	(3,135)	—
Repurchase of common stock	(7,603)	(1,251)
Proceeds from issuance of common stock, net of issuance costs	—	64,269
Repurchase of outstanding warrants	—	(26,894)
Distributions to Telos ID Class B member – non-controlling interest	—	(2,436)
Net cash (used in)/provided by financing activities	(11,821)	32,695
Net change in cash, cash equivalents, and restricted cash	(1,098)	28,090
Cash, cash equivalents and restricted cash, beginning of period	126,562	106,045
Cash, cash equivalents and restricted cash, end of period	$125,464	$134,135
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at June 30, 2022	67,594	$106	$388,464	$(9)	$(214,249)	$174,312
Net loss	—	—	—	—	(7,340)	(7,340)
Foreign currency translation loss	—	—	—	(21)	—	(21)
Stock-based compensation expense, excluding accrued compensation	—	—	15,012	—	—	15,012
Repurchase of common stock	(499)	—	(4,681)	—	—	(4,681)
RSUs vested, net of shares withheld to cover tax withholding	205	—	(249)	—	—	(249)
Balance at September 30, 2022	67,300	$106	$398,546	$(30)	$(221,589)	$177,033

Balance at June 30, 2021	66,635	$105	$341,928	$17	$(176,265)	$165,785
Net loss	—	—	—	—	(5,222)	(5,222)
Foreign currency translation loss	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	12,372	—	—	12,372
Balance at September 30, 2021	66,635	$105	$354,300	$4	$(181,487)	$172,922

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2021	66,767	$105	$367,153	$(27)	$(186,977)	$180,254
Net loss	—	—	—	—	(34,612)	(34,612)
Foreign currency translation loss	—	—	—	(3)	—	(3)
Stock-based compensation expense, excluding accrued compensation	—	—	42,212	—	—	42,212
Repurchase of common stock	(859)	—	(7,683)	—	—	(7,683)
RSUs vested, net of shares withheld to cover tax withholding	1,392	1	(3,136)	—	—	(3,135)
Balance at September 30, 2022	67,300	$106	$398,546	$(30)	$(221,589)	$177,033

Balance at December 31, 2020	64,625	$103	$270,800	$44	$(143,843)	$127,104
Net loss	—	—	—	—	(37,644)	(37,644)
Issuance of common stock	2,050	2	64,267	—	—	64,269
Foreign currency translation loss	—	—	—	(40)	—	(40)
Stock-based compensation expense	—	—	47,378	—	—	47,378
Repurchase of outstanding warrants	—	—	(26,894)	—	—	(26,894)
Repurchase of common stock	(40)	—	(1,251)	—	—	(1,251)
Balance at September 30, 2021	66,635	$105	$354,300	$4	$(181,487)	$172,922
See accompanying notes to unaudited consolidated financial statements.

Telos Corporation
Notes to the Unaudited Consolidated Financial Statements
1. ORGANIZATION
Telos Corporation, together with its subsidiaries (collectively, the "Company," "we," "our" or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding shares of Xacta Corporation, a subsidiary that develops, markets and sell government-validated secure enterprise solutions to government and commercial customers. We own the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We also have a 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID"), Teloworks, Inc., and Telos APAC Pte. Ltd.
2. SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Telos Corporation and its subsidiaries (see Note 1 – Organization), all of whose issued and outstanding share capital is wholly-owned directly and indirectly by Telos Corporation. All intercompany transactions have been eliminated in consolidation.
(b)Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring) necessary to state fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the fiscal year then ended. We have continued to follow the accounting policies set forth in those financial statements.
(c)Segment Reporting
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and assess performance.
During the fourth quarter of 2021, we reorganized our internal management reporting structure and the financial results evaluated by our CODM; therefore, we changed our operating segments to align with how our CODM currently oversees the business, allocates resources, and evaluates operating performance. As a result of the segment reorganization, we reported two reportable and operating segments: Security Solutions and Secure Networks. The segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the lines of business. We eliminate any inter-segment revenues and expenses upon consolidation.
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

(e)Use of Estimates
Preparing unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual results could differ from those estimates. We base our estimates on historical experience, currently available information, and various other assumptions that we believe are reasonable under the circumstances. The most significant items involving management estimates include estimates of revenue recognition, allowance for credit losses, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, the provision for income taxes, share-based compensation, contingencies and litigation, and valuation of intangibles and goodwill. The impact of changes in estimates is recorded in the period in which they become known.
(f)Software Development Cost (Cloud-computing implementation costs)
ASC 350-40 requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. As of September 30, 2022, the capitalized implementation costs related to hosting arrangements that were incurred during the application development stage aggregated to $0.3 million. These costs are related primarily to the implementation of a new enterprise resource planning system. The capitalized implementation costs will be amortized over the expected term of the arrangement on a straight-line basis. Amortization begins when the component of the hosting arrangement is ready for its intended use after all substantial testing is complete and classified in the same line item on our consolidated statement of operations as the expense for fees for the associated hosting arrangement.
(g)Reclassifications
Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation. The reclassification had no impact on our total assets or liabilities nor on our net loss or stockholders' equity.
(h)Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC"). We consider the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be not applicable.
Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, “Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Entities should apply the amendments prospectively to business combinations that occur after the effective date. This standard will be effective for reporting periods beginning after December 15, 2022, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our unaudited consolidated financial position, results of operations, and cash flows.
In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard will be effective for reporting periods beginning December 15, 2023, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our unaudited consolidated financial position, results of operations, and cash flows.
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which requires a company that uses a supplier finance program in connection with the purchase of goods or services to disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. This standard will be effective for reporting periods beginning December 15, 2022, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our unaudited consolidated financial position, results of operations, and cash flows.

3. REVENUE RECOGNITION
We recognize revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer.
The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue. Revenue transferred to customer over time accounted for 87% and 91% of our revenue for the three and nine months ended September 30, 2022, respectively, and 91% and 92% of our revenue for the three and nine months ended September 30, 2021, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed-price, firm-fixed-price level of effort, and cost-plus fixed-fee contract types, which may include variable consideration.
We also recognize revenue at a point in time on certain contracts, when our customer obtains control of the transferred product, generally upon delivery, and the revenue is classified as product revenue. Revenue transferred to customers at a point in time accounted for 13% and 9% of our revenue for the three and nine months ended September 30, 2022, respectively, and 9% and 8% of our revenue for the three and nine months ended September 30, 2021, respectively.
For certain performance obligations where we are not primarily responsible for fulfilling the promise to provide the goods or services to the customer, do not have inventory risk, and have limited discretion in establishing the price for the goods or services, we recognize revenue on a net basis.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceed the total estimated revenue for a performance obligation. No contract losses were recorded during the three and nine months ended September 30, 2022, and 2021.
Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 17 – Segment Information, we disaggregate our revenue by customer and contract types. We treat sales to U.S. customers as sales within the United States, regardless of where the services are performed. Substantially all of our revenues are generated from U.S. customers.

Table 3.1: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(in thousands)
Federal	$60,294	95%	$66,612	97%	$160,351	95%	$171,091	96%
State & local, and commercial	3,299	5%	2,369	3%	9,193	5%	7,292	4%
Total revenue	$63,593		$68,981		$169,544		$178,383

Table 3.2: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(in thousands)
Firm fixed-price	$54,055	85%	$60,349	87%	$140,636	83%	$155,832	87%
Time-and-materials	3,457	5%	3,154	5%	9,104	5%	9,243	5%
Cost plus fixed fee	6,081	10%	5,478	8%	19,804	12%	13,308	8%
Total revenue	$63,593		$68,981		$169,544		$178,383
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 95% of our billed accounts receivable, as of September 30, 2022, were directly with U.S. government customers. We perform ongoing credit evaluations of all our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses.

Table 3.3: Revenue Concentrations Greater than 10% of Total Revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S. Department of Defense ("DoD")	77%	74%	74%	75%
Civilian federal agencies	18%	23%	21%	21%
Contract Balances

Table 3.4: Contract Balances
	September 30, 2022	December 31, 2021

	(in thousands)
Contract assets (unbilled receivables)	$28,290	$41,374
Contract liabilities	6,952	6,381
The change in the Company's contract assets and contract liabilities during the period was primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three and nine months ended September 30, 2022, that was included in the contract liabilities balance at the beginning of each reporting period, was $0.9 million and $5.0 million, respectively. Revenue recognized for the three and nine months ended September 30, 2021, that was included in the contract liabilities balance at the beginning of each reporting period, was $0.8 million and $4.1 million, respectively.
As of September 30, 2022, we had $111.4 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 85% of our remaining performance obligations over the next 12 months and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	September 30, 2022	December 31, 2021

	(in thousands)
Billed accounts receivable	$22,903	$18,586
Unbilled receivables	28,290	41,374
Allowance for credit losses	(210)	(116)
Accounts receivable, net	$50,983	$59,844
5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	September 30, 2022	December 31, 2021

	(in thousands)
Gross inventory	$5,429	$2,108
Allowance for inventory obsolescence	(753)	(861)
Inventories, net	$4,676	$1,247
6. PROPERTY AND EQUIPMENT, NET

Table 6: Details of Property and Equipment, Net
	September 30, 2022	December 31, 2021

	(in thousands)
Furniture and equipment	$15,765	$15,420
Leasehold improvement	3,073	2,994
Property and equipment, at cost	18,838	18,414
Accumulated depreciation	(13,710)	(12,326)
Property and equipment, net	$5,128	$6,088
Depreciation expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, compared to $0.6 million and $1.5 million for the three and nine months ended September 30, 2021, respectively.

7. GOODWILL
The goodwill balance was $17.9 million as of September 30, 2022, and December 31, 2021, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges were taken for the three and nine months ended that September 30, 2022, and 2021.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Acquired technology	$3,630	$(529)	$3,101	$3,630	$(256)	$3,374
Customer relationships	40	(16)	24	40	(5)	35
Software development costs	31,199	(7,466)	23,733	22,222	(6,432)	15,790
	$34,869	$(8,011)	$26,858	$25,892	$(6,693)	$19,199
Amortization expense was $0.5 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, respectively.
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
The Company recognized $3.7 million of intangible assets and $3.0 million of goodwill, which is housed in the Telos ID reporting unit, part of the Security Solutions operating segment. Goodwill is primarily attributable to an excess of the purchase price over the acquired identifiable net tangible and intangible assets. The acquired intangible assets will be amortized on a straight-line basis over three to eight years. The acquisition was considered an asset purchase for tax purposes, and the recognized goodwill is deductible for tax purposes.
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
On October 5, 2020, we entered into a Membership Interest Purchase Agreement between the Company and Hoya to purchase all of the Class B Units of Telos ID owned by Hoya (the “Telos ID Purchase”). Upon the closing of the Telos ID Purchase, Telos ID became our wholly-owned subsidiary. On November 23, 2020, the Telos ID Purchase was consummated with the Company transferring $30.0 million in cash and issuing 7.3 million shares of our common stock at $20.39 per share (which totals approximately $148.4 million); the total consideration transferred to Hoya was $178.4 million. As part of the common stock issuance, the Company recognized an increase to additional paid-in capital (“APIC”) of $148.4 million. The Company further recognized a reduction to APIC of $173.9 million as part of eliminating Hoya’s non-controlling interest in Telos ID. The net impact to APIC associated with acquiring the additional 50% interest in Telos ID was a reduction of $25.5 million. Hoya received a final distribution of $2.4 million in January 2021.

11. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Table 11: Details of Accounts Payable and Other Accrued Liabilities
	September 30, 2022	December 31, 2021

	(in thousands)
Accounts payable - trade	$16,339	$7,869
Accrued liabilities	19,870	25,300
Others	1,374	1,379
Accounts payable and other accrued liabilities	$37,583	$34,548
12. STOCK-BASED COMPENSATION
Our 2016 Omnibus Long-Term Incentive Plan (the "2016 LTIP") provides for the grant of restricted stock units with time-based vesting ("Service-Based RSU" or "RSU") and restricted stock units with performance-based vesting ("Performance-Based RSU" or "PRSU") to our senior executives, directors, employees, and other service providers. Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, generally one to three years. The Company records stock-based compensation related to accrued compensation in which it intends to settle in shares of the Company’s common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash, as it has the right to dictate the form of these payments up until the date they are paid.
The stock-based compensation expense includes an immaterial adjustment of $1.3 million for the nine months ended September 30, 2022, related to the prior year. There were no income tax benefits recognized on the share-based compensation expense for both periods.

Table 12.1: Details of Stock Compensation Expense by Department
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)
Cost of sales – services	$929	$718	$2,798	$1,974
Sales and marketing	611	1,536	3,699	5,316
Research and development	897	970	2,884	2,079
General and administrative	12,284	9,148	34,844	38,009
Total stock-based compensation expense	$14,721	$12,372	$44,225	$47,378

Table 12.2: Service-Based RSU and Performance-Based RSU Award Activity
	Service-Based RSU	Performance-Based RSU	Total	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2021	3,030,608	492,727	3,523,335	$34.24
Granted	3,897,786	—	3,897,786	10.00
Vested	(1,653,308)	—	(1,653,308)	31.21
Forfeited	(360,762)	(155,942)	(516,704)	33.22
Unvested outstanding units as of September 30, 2022	4,914,324	336,785	5,251,109	$17.23
As of September 30, 2022, the intrinsic value of the RSUs and PRSUs outstanding, exercisable, and vested or expected to vest was $46.5 million. There was $42.7 million of total compensation costs related to stock-based awards not yet recognized as of September 30, 2022, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of approximately one year.

13. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors approved a new share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of September 30, 2022, there was $42.3 million of the remaining authorization for future common stock repurchases under the SRP.

Table 13: Shares Repurchase Activity
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands, except per share and share data)
Amount paid for shares repurchased (1)	$4,681	$—	$7,683	$—
Number of shares repurchased	498,731	—	859,170	—
Average per share price paid (1)	$9.38	$—	$8.94	$—
(1)Includes commissions paid for repurchases on the open market.
As of November 4, 2022, the Company has repurchased an additional 106,623 shares of its common stock for $1.0 million since September 30, 2022.
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

Table 14: Details of Accumulated Other Comprehensive Loss
	September 30, 2022	December 31, 2021

	(in thousands)
Cumulative foreign currency translation loss	$(137)	$(134)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive loss	$(30)	$(27)
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

Table 15: Potentially Dilutive Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)
Unvested restricted stock and restricted stock units	833	313	435	394
Common stock warrants, exercisable at $1.665 per share	—	—	—	405
Total	833	313	435	799
Unvested antidilutive stock units excluded from the dilutive effect (stock units)	1,218	—	965	—

16. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $91,000 and $696,000 for the three and nine months ended September 30, 2022, respectively, and $88,000 and $389,000 for the three and nine months ended September 30, 2021, respectively. Additionally, Mr. Emmett Wood owned 94,547 and 73,562 shares of the Company’s common stock as of September 30, 2022, and December 31, 2021.
One of the Company’s directors serves as a consultant to the Company. In February 2022, the director and the Company amended the consulting agreement to provide that the Company would pay the remainder of the director’s consulting fees for 2022 in a fixed price amount in the form of restricted stock units. The Company granted the director 26,091 restricted stock units on February 1, 2022, which vest quarterly in four equal amounts through the end of the year, subject to the director’s continued performance under the consulting agreement. No cash payments were made for the three months ended September 30, 2022. The amounts paid for his consulting services were $25,000 for the nine months ended September 30, 2022, and $71,000 and $212,000 for the three and nine months ended September 30, 2021, respectively.
17. SEGMENT INFORMATION
As noted in Note 2 - Significant Accounting Policies, during the fourth quarter of 2021, as a result of the segment reorganization, our CODM began evaluating, overseeing, and managing the financial performance of our operations through two operating segments: Security Solutions and Secure Networks. The segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the lines of business. We eliminate any inter-segment revenues and expenses upon consolidation.
The Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta®, Telos Ghost®, Telos Advanced Cyber Analytics, Telos AMHS and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud and/or cybersecurity solutions during the period. The majority of the operating costs relate to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
The Secure Networks segment provides secure networking architectures and solutions to our customers through secure mobility solutions, and network management and defense services. Revenue is recognized over time as the work progresses on contracts related to managing network services and information delivery. Contract costs include labor, material, and overhead costs. Variances in costs recognized from period to period primarily reflect increases and decreases in activity levels on individual contracts.

Table 17: Results of Operations by Business Segment
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)
Revenues:
Security Solutions	$32,440	$34,558	$90,178	$89,624
Secure Networks	31,153	34,423	79,366	88,759
Total revenue	63,593	68,981	169,544	178,383
Gross profit:
Security Solutions	15,577	19,517	47,062	46,032
Secure Networks	5,368	5,360	13,683	15,849
Total gross profit	20,945	24,877	60,745	61,881
Selling, general and administrative expenses	28,614	29,965	95,314	97,935
Operating loss	(7,669)	(5,088)	(34,569)	(36,054)
Other income/(expense)	518	20	648	(1,001)
Interest expense	(181)	(195)	(558)	(583)
Loss before income taxes	(7,332)	(5,263)	(34,479)	(37,638)
(Provision for)/benefit from income taxes	(8)	41	(133)	(6)
Net loss	$(7,340)	$(5,222)	$(34,612)	$(37,644)

We measure each segment's profitability based on gross profit. We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Interest income, interest expense, other income and expense items, and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure and are primarily recorded at the corporate level.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.
18. REVISION OF PRIOR YEAR INTERIM FINANCIAL STATEMENTS
(a)Expense Classification
During the third quarter of 2021, the Company identified that stock compensation for a single individual was incorrectly charged to "cost of sales - services" instead of "general and administrative expense." The total amount of stock compensation incorrectly charged to the cost of sales was $0.3 million, of which $0.1 million was related to the first quarter of 2021, and $0.2 million related to the second quarter of 2021. The Company corrected the error during the third quarter of 2021.
In addition, the Company identified that the allocation of stock compensation for two of the Company's overhead cost pools was incorrectly charged to "cost of sales" instead of "general and administrative expense" during the second quarter of 2021. The total amount of the allocated stock compensation incorrectly charged to the cost of sales was $0.7 million, which the Company corrected during the third quarter of 2021.
(b)Revenue Recognition
In the third quarter of 2021, the Company identified $1.1 million in revenue related to the stub period of a newly awarded contract that should have been recognized as income during the second quarter of 2021. The Company initially corrected the error during the third quarter of 2021. Additionally, and related to this contract, in the fourth quarter of 2021, the Company identified $0.3 million of products revenue for the second quarter of 2021 and $0.4 million of products revenue for the third quarter of 2021 that should be classified in the condensed consolidated statements of operations as services revenue.
(c)Software Capitalization
In the third quarter of 2021, the Company erroneously recorded a $0.5 million expense related to a software project whose development milestones were achieved, and therefore, costs associated with the software should have been capitalized.
(d)Recording of Expense
In the third quarter of 2021, the Company erroneously recorded a $0.9 million expense related to a contract that had not yet begun. In the fourth quarter of 2021, the Company reversed the expense previously recorded and does not plan to record the expense until the start of the period of performance.
In the fourth quarter of 2021, the Company identified that a third-quarter RSU was awarded to an individual, but that award was erroneously excluded from its calculation of compensation expense, causing compensation expense to be understated by $0.2 million in the third quarter of 2021.
(e)Cash Flow
The Company erroneously presented the $2.4 million final payment to fully acquire all membership interest of Telos ID as an operating activity on the condensed consolidated statements of cash flows. The Company corrected the presentation to properly reflect the final payment within financing activities on the consolidated statements of cash flows in the fourth quarter of 2021.
(f)    Valuation of Acquired Assets
In the fourth quarter of fiscal year 2021, the Company identified a necessary update to a previously established assumption related to the valuation of its 2021 acquisition. The change in assumption resulted in additional goodwill of $1.3 million and a reduction of the intangible asset for the same amount that should have been reported during the third quarter of 2021.

Table 18.1: Impact of the Correction to the Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted

	(in thousands, except per share amounts)
Revenue - services	$63,690	$(735)	$62,955	$163,366	$650	$164,016
Revenue - products	6,376	(350)	6,026	15,017	(650)	14,367
Revenue	70,066	(1,085)	68,981	178,383	—	178,383
Cost of sales - services	40,031	106	40,137	109,134	(898)	108,236
Costs and expenses	43,998	106	44,104	117,400	(898)	116,502
Research and development	5,396	(533)	4,863	14,783	(533)	14,250
General and administrative	20,562	(823)	19,739	69,271	181	69,452
Selling, general and administrative expenses	31,321	(1,356)	29,965	98,287	(352)	97,935
Operating loss	(5,253)	165	(5,088)	(37,304)	1,250	(36,054)
Loss before income taxes	(5,428)	165	(5,263)	(38,888)	1,250	(37,638)
Net loss	(5,387)	165	(5,222)	(38,894)	1,250	(37,644)
Net loss attributable to Telos Corporation	(5,387)	165	(5,222)	(38,894)	1,250	(37,644)
Net loss per share attributable to Telos Corporation
Basic	$(0.08)	$—	$(0.08)	$(0.59)	$0.02	$(0.57)
Diluted	$(0.08)	$—	$(0.08)	$(0.59)	$0.02	$(0.57)

Table 18.2: Impact of the Correction to the Condensed Consolidated Statement of Comprehensive Loss
	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted

	(in thousands)
Net loss	$(5,387)	$165	$(5,222)	$(38,894)	$1,250	$(37,644)
Comprehensive loss attributable to Telos Corporation	(5,400)	165	(5,235)	(38,934)	1,250	(37,684)

Table 18.3. Impact of the Correction to the Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2021
	Previously Reported	Error Correction	As Adjusted

	(in thousands)
Net loss	$(38,894)	$1,250	(37,644)
Stock-based compensation	47,197	181	47,378
Changes in other operating assets and liabilities	(5,900)	1,538	(4,362)
Cash used in operating activities	6,668	2,969	9,637
Capitalized software development costs	(6,139)	(533)	(6,672)
Cash used in investing activities	(13,709)	(533)	(14,242)
Distribution to Telos ID Class B member – non-controlling interest	—	(2,436)	(2,436)
Cash provided by financing activities	35,131	(2,436)	32,695

Table 18.4. Impact of the Correction to the Condensed Consolidated Statement of Changes in Stockholders' Equity
	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Previously Reported	Error Correction	As Adjusted	Previously Reported	Error Correction	As Adjusted

	(in thousands)
Net loss	$(5,387)	$165	$(5,222)	$(38,894)	$1,250	$(37,644)
Additional paid-in capital	354,119	181	354,300	354,119	181	354,300
Accumulated deficit - beginning balance	(177,350)	1,085	(176,265)	(143,843)	—	(143,843)
Accumulated deficit - ending balance	(182,737)	1,250	(181,487)	(182,737)	1,250	(181,487)
Total Stockholders' equity	171,491	1,431	172,922	171,491	1,431	172,922
19. COMMITMENT AND CONTINGENCIES
Legal Proceedings
As previously reported in Note 19 of the Form 10-Q for the quarter ended June 30, 2022, filed on August 9, 2022, on February 7, 2022, Telos and certain of its current and former officers were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Virginia. In the complaint, the plaintiffs, who purport to represent a class of purchasers of Telos common stock between November 19, 2020, and March 16, 2022, allege that the defendants violated securities laws by failing to disclose delays relating to the launch of certain contracts between Telos and the Transportation Security Administration ("TSA") and the Centers for Medicare and Medicaid Services and to take into account those delays when providing a financial forecast for the Company’s 2021 performance. On June 15, 2022, the Plaintiffs filed a consolidated complaint which added claims (i) concerning Telos' disclosure of revenue projections for these contracts, (ii) against the directors of Telos at the time of its initial public offering, and (iii) pursuant to Sections 11 and 15 of the Securities Act of 1933. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of plaintiffs' claims or estimate a loss or range of loss. As a result, no material liability has been recorded as of September 30, 2022, and December, 31, 2021, respectively.
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
20. SUPPLEMENTAL CASH FLOW INFORMATION

Table 20.1: Details of Cash, Cash Equivalent, and Restricted Cash
	September 30, 2022	December 31, 2021

	(in thousands)
Cash and cash equivalents	$125,332	$126,562
Restricted cash (1)	132	—
Cash, cash equivalents, and restricted cash	$125,464	$126,562
(1)Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is recorded under "Other assets" on the Consolidated Balance Sheets

Table 20.2: Supplemental Cash Flow Information
	For the Nine Months Ended
	September 30, 2022	September 30, 2021

	(in thousands)
Cash paid during the period for:
Interest	$523	$583
Income taxes	188	54
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$396	$486
Capital expenditure activity in accounts payable and other accrued liabilities	400	—
Common stock repurchase under SRP	80	—
Acquisition holdback	—	506

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
Cybersecurity, cloud security, and enterprise security of the modern organization share much in common, yet also call for a diverse range of skills, capabilities, and experience in order to meet the requirements of security-conscious customers. Decades of experience in developing, orchestrating, and delivering solutions across these three domains give us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level. Our experience in addressing challenges in one area of an enterprise helps us meet requirements in others. We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges. Our security solutions span across these three domains.
As a result of the change in our organization and leadership structure in the fourth quarter of 2021, we established and operate in two reportable segments – Security Solutions and Secure Networks.
Security Solutions
Security Solutions, which focuses on cybersecurity, cloud and identity solutions, includes Information Assurance, Secure Communications, and Telos ID. Cybersecurity solutions help our customers ensure the ongoing security, integrity, and compliance of their on-premises and related cloud-based systems by reducing threats and vulnerabilities to foil cyber adversaries before they can attack. Our security engineers and subject matter experts assess our customers’ cybersecurity environments and design, engineer, and operate systems needed to strengthen their cybersecurity posture. Our cloud solutions leverage the specialized skills and experience needed to help our customers plan, engineer, execute and accelerate secure cloud migrations while assuring ongoing management and security of enterprise cloud technology environments. Our identity solutions deliver digital identity, biometric, and nationwide enrollment services and address Know Your Customer and identity management challenges for enterprises working within regulated and critical infrastructure environments.
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
•Telos ID: offering identity trust and digital services through IDTrust360® – an enterprise-class digital identity risk platform for extending flexible hybrid cloud identity services. This platform is enabled for mobile, enterprise environments and custom digital identity services that mitigate threats through the integration of advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. In April 2021, we announced the acquisition of the assets of DFT, whose ONYX® touchless mobile fingerprint software is being integrated with the IDTrust360 platform. We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck® enrollment provider, Designated Aviation Channeling provider, FBI-approved Channeler, and Financial Industry Regulatory Authority Electronic Fingerprint Submission provider.
Secure Networks
Secure Networks focuses on enterprise security. Secure Networks provides secure networking architectures and solutions to the DoD, the federal Intelligence Community and other federal government agencies. Our net-centric solutions enable collaboration and connectivity in order to increase efficiency, reduce costs, and improve mission outcomes. We provide an extensive range of wired and wireless, fixed and deployable, classified and unclassified voice, data, and video secure network solutions and services to support defense and civilian missions. Capabilities include network design, operations and sustainment; system integration and engineering; network security and compliance; deployable comms; robotic process automation and other digital transformation capabilities; service desk; defensive cyber operations; and program management.
•Secure Mobility: solutions for business and government that enable remote work and minimize operational and security concerns across and beyond the enterprise. Our secure mobility team brings credentials to every engagement, supplying deep expertise and experience as well as highly desirable clearances and industry-recognized certifications for network engineering, mobility, and security.
•Network Management and Defense: services for operating, administrating, and defending complex enterprise networks and for defensive cyber operations. Our diverse portfolio of network management and defense capabilities addresses common and uncommon requirements in many industries and disciplines, ranging from the military and government agencies to Fortune 500 companies.
Business Environment
Our business performance continues to be heavily affected by the overall level of U.S. government spending and the alignment of our solutions with the priorities of the U.S. government. U.S. government spending and contracts continue to be affected by the federal budget and appropriations process and related legislation.

Congress could not agree on fiscal year ("FY") 2023 appropriations legislation before the start of the fiscal year on October 1, 2022. As a result, the entire federal government is currently operating under the terms of a continuing resolution ("CR"), which only permits agencies to spend at FY 2022 appropriations levels without any adjustments for the dramatic increase in inflation we have seen over the past year. Moreover, federal departments and agencies are generally precluded from moving forward on new contract starts or accelerating current projects while they are funded by a CR. The current CR runs through December 16, 2022, and it is not clear at this time whether Congress will be able to come to an agreement on appropriations legislation for FY 2023 by then or will have to pass another CR, possibly lasting into January or February 2023. Such continued delays in finalizing FY 2023 appropriations could, in turn, impact future planning by Telos and our government customers.
The President’s FY 2023 budget request called for approximately 4% more defense spending than was provided for FY 2022. However, this proposed FY 2023 budget was developed before Russia invaded Ukraine and did not include expenditures related to that ongoing event. The proposed FY 2023 budget also assumed an inflation rate for DoD of 2.2%, which Pentagon officials subsequently acknowledged would need to be adjusted higher. There is significant congressional support for boosting defense spending further to account for these factors and other needs, as demonstrated by the House and Senate versions of the FY 2023 National Defense Authorization Act, which call for authorizing appropriations of $37 billion (House) and $45 billion (Senate) more than proposed by the President’s budget. Actual final appropriations levels for national defense will not be determined until December, at the earliest.
The proposed FY 2023 budget also called for an increase in federal civilian agency (non-defense) cybersecurity funding of nearly 11%. The Biden Administration says it is seeking to increase investments across the various civilian federal agencies to help align them to the cybersecurity practices and priorities outlined in the President’s Executive Order 14028, “Improving the Nation’s Cybersecurity.” As with overall defense spending, final appropriations levels for non-defense cybersecurity efforts will not be determined until December, at the earliest. An exception to this is the new four-year, $1 billion State and Local Cybersecurity Grant program, which has already been appropriated and the first year’s funding is now available.
Looking ahead to next year, the Office of Management and Budget ("OMB") has already given federal departments and agencies guidance for cybersecurity priorities to include in their FY 2024 proposed budgets. OMB has directed that agencies prioritize accelerated adoption of the cloud, IT modernization, further private sector collaboration for sector risk management responsibilities and ensuring adequate cyber threat information sharing, and supply chain risk management. These priorities align with the solutions Telos has been developing and bringing to market for the past several years. For example, Xacta, our flagship offering, continues to set the standard for innovative capabilities in managing cyber risk and automating continuous compliance in on-premises, cloud, and hybrid environments. Our cloud practice area includes cloud migration, CloudSecOps, and cloud security compliance to accelerate IT modernization for business and government. Our Telos ACA platform combines decades of information security experience with an extensive background in cyber intelligence to defend enterprises against advanced cyber threats.
Cybersecurity Landscape
In recent years, continuing and increasingly damaging ransomware and other cyberattacks against federal, state and local governments, K-12 and higher education, and private sector enterprises have resulted in intensified efforts to better defend against such attacks. The growing demand for these solutions continues to provide Telos with the privilege of offering our expertise to protect these vitally important organizations.
Ransomware remains arguably the most severe cyber threat to enterprises in the commercial, state, and local government and education sectors. Our Xacta offering empowers these organizations and institutions to maintain a strong cyber risk posture to minimize the risk of ransomware gaining a foothold in their IT environment. Our Telos ACA offering provides real- and near-real-time intelligence into known and unknown threats to give organizations advance warning of ransomware and other threats. Should ransomware get loose in the enterprise network, Telos Ghost, our virtual obfuscation network offering, can hide vital resources from view to prevent the payload from reaching them.
Critical infrastructure and industrial internet of things ("IoT") are among the categories at greatest risk of cyberattacks. Energy, utilities, financial services, and healthcare were among the critical infrastructure sectors that experienced high-profile breaches or ransomware attacks over the past year. Telos Ghost can hide critical IoT and industrial control systems from the public internet to keep them from being compromised. Telos Ghost can also cordon off financial data, medical records, intellectual property, and other crown-jewel assets from visibility or accessibility by adversaries.
These capabilities are increasingly important, as threat actors continue to breach enterprise networks in spite of access management systems such as virtual private networks and multi-factor authentication. Telos Ghost creates an additional layer of defense against intruders by hiding critical records, information, and applications as well as their users in an anonymous undiscoverable network. Adversaries cannot see them, so they cannot hack them. This also makes Telos Ghost a robust component in a Secure Access Service Edge or Zero Trust Network Access security architecture.

Government mandates and initiatives to assure stronger security in highly regulated industries, as noted above, also lead to opportunities for Telos solutions and services. An update to the research study Telos conducted last year reveals that audit fatigue continues to burden these organizations, with automation solutions being recognized as the most effective remedy for the many repetitive and redundant tasks that security compliance requires. Xacta streamlines, harmonizes, and automates the security controls and processes that comprise the leading cybersecurity standards and frameworks, in on-premises, cloud, hybrid, and multi-cloud environments.
For example, Xacta supports Federal Risk and Authorization Management Program ("FedRAMP") authorization, allowing all process participants to collaborate within the same Xacta application to attain a FedRAMP Authority to Operate. Xacta is also a trailblazer in deploying the Open Security Controls Assessment Language, a multi-format framework adopted by FedRAMP to allow security professionals to automate security assessment, auditing, and continuous monitoring processes.
The DoD’s emerging Cybersecurity Maturity Model Certification ("CMMC") program is intended to ensure that members of the defense supply chain are applying sound cybersecurity practices in order to protect sensitive unclassified information. Because CMMC 2.0 is still an evolving standard, the flexible Xacta for CMMC offering enables Defense Industrial Base customers to conduct preliminary CMMC compliance audits that assess the maturity level required today as well as build a roadmap to future maturity level requirements. Telos is also a Cyber AB Registered Provider Organization™, authorized by The Cyber AB to provide consulting services to government contractors and other companies in preparation for their CMMC assessments.
Finally, CISOs with today’s cost-conscious enterprises are under increasing pressure to provide evidence that their security strategies yield a return on investment. Xacta’s latest cyber risk quantification capabilities meet this need, allowing our customers to calculate inherent risk likelihood, impact, and criticality, shown in a graphic display that illustrates real-time risk posture and visualizes progress over time. In addition, customers can also define their own financial loss formula for customer-specific risk analysis in dollar amounts.
COVID-19 Pandemic
With much of the business of government still being conducted by federal employees working remotely through the use of information technology systems, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.
Backlog
Backlog is a useful measure in developing our annual budgeted revenue by estimating for the upcoming year, our continuing business from existing customers and active contracts. We consider backlog, both funded and unfunded (as explained below), other expected annual renewals, and expansion planned by our current customers.
Total backlog consists of the aggregate contract revenues remaining to be earned by us at a given time over the life of our contracts, whether funded or unfunded. Funded backlog consists of the aggregate contract revenues remaining to be earned at a given time, which, in the case of U.S. government contracts, means that they have been funded by the procuring agency. Unfunded backlog is the difference between total backlog and funded backlog and includes potential revenues that may be earned if customers exercise delivery orders and/or renewal options to continue these contracts. Based on historical experience, we generally assume option year renewals to be exercised. Most of our customers fund contracts on the basis of one year or less, and, as a result, funded backlog is generally expected to be earned within one year from any point in time, whereas unfunded backlog is expected to be earned over a longer period.
Financial Overview
TSA PreCheck® Update
On October 18, 2022, TSA issued an authority to operate to Telos ID for Telos’ PreCheck® System. With TSA approval, Telos is providing its TSA PreCheck® enrollment services for a trial period to a limited population of applicants in order to validate systems and processes in advance of its full implementation as an authorized TSA PreCheck® enrollment provider. Once Telos successfully completes its trial period to the satisfaction of TSA, Telos will launch its services to the public more widely. Telos continues to anticipate this launch will occur in calendar year 2022.

Results of Operations

Table MD&A 1: Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)
Revenue	$63,593	68,981	169,544	178,383
Cost of sales	42,648	44,104	108,799	116,502
Gross profit	20,945	24,877	60,745	61,881
Gross margin	32.9%	36.1%	35.8%	34.7%
Selling, general and administrative expenses	28,614	29,965	95,314	97,935
Selling, general and administrative expenses as percentage of revenue	45.0%	43.4%	56.2%	54.9%
Operating loss	(7,669)	(5,088)	(34,569)	(36,054)
Other income/(expense)	518	20	648	(1,001)
Interest expense	(181)	(195)	(558)	(583)
Loss before income taxes	(7,332)	(5,263)	(34,479)	(37,638)
(Provision for)/benefit from income taxes	(8)	41	(133)	(6)
Net loss	$(7,340)	$(5,222)	$(34,612)	$(37,644)
Company Results
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
Three Months Ended September 30, 2022, Compared with Three Months Ended September 30, 2021
For the three months ended September 30, 2022, revenue decreased by $5.4 million, or 7.8%, compared to the same period in 2021. The decrease in revenue was primarily due to a large program that ended in 2021 within Security Solutions and the expected wind-down of large programs within Secure Networks.
Cost of sales decreased by $1.5 million, or 3.3%, for the third quarter of 2022 compared to the same period in 2021, primarily as a result of decreased revenue, reduced costs across the Secure Networks portfolio, and revenue mix, offset by increased investment in a single large program in Security Solutions.
Gross profit decreased by $3.9 million, or 15.8%, in the third quarter of 2022 compared to the same period in 2021. Gross margin decreased from 36.1% to 32.9% for the third quarter of 2022 compared to the same period in 2021. This is primarily due to higher investment in a single large program in Security Solutions, offset by higher gross margins in Secure Networks due to broad-based margin performance across the portfolio, and a slight shift in revenue mix towards Security Solutions.
Selling, general, and administrative (“SG&A”) expenses decreased by $1.4 million, or 4.5%, in the third quarter of 2022 compared to the same period in 2021, primarily attributable to the cost actions, offset by an increase in stock-based compensation.
Operating loss was $7.7 million for the third quarter of 2022, compared to $5.1 million for the same period in 2021, primarily due to the decrease in gross profit in the third quarter of 2022, as mentioned above, offset by the decrease in SG&A expenses.
There were no significant changes in interest expense, and other income and expenses between the comparable periods.
The change in the income tax provision for the third quarter of 2022 compared to the same period in 2021 is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discrete tax items, based on our expectation of pretax loss for the fiscal year.
Net loss was $7.3 million for the third quarter of 2022, compared to $5.2 million for the same period in 2021, primarily due to the decrease in gross profit, offset by the decrease in SG&A expenses.

Nine Months Ended September 30, 2022, Compared with Nine Months Ended September 30, 2021
Revenue decreased by $8.8 million, or 5.0%, during the nine months ended September 30, 2022 compared to the same period in 2021. The decrease is the result of the end of a large program in 2021 in Security Solutions and the expected wind-down of large programs in Secure Networks, offset by other increases across the portfolio.
Cost of sales decreased by $7.7 million, or 6.6%, for the nine months ended September 30, 2022, compared to the same period in 2021, primarily as a result of decreased revenue, reduced costs across the portfolio, and revenue mix.
Gross profit decreased by $1.1 million, or 1.8%, for the nine months ended September 30, 2022, compared to the same period in 2021. Gross margin increased from 34.7% to 35.8% for the comparable periods due to broad-based margin performance across the portfolio and a shift in revenue mix toward Security Solutions.
SG&A expense decreased by 2.7% to $95.3 million for the nine months ended September 30, 2022, from $97.9 million for the same period in 2021, primarily due to reduced stock-based compensation.
Operating loss was $34.6 million for the nine months ended September 30, 2022, compared to $36.1 million for the same period in 2021, primarily due to the decreases in SG&A expense, offset by the decrease in gross profit described above.
Other expense of $1.0 million for the nine months ended September 30, 2021, was attributable to an accrual for a litigation settlement agreement, with no similar cost in 2022. There was no significant change in interest expense between comparable periods.
The increase in the income tax provision for the nine months ended September 30, 2022, compared to the same period in 2021, is based on the estimated annual effective tax rate applied to the pretax loss incurred for the nine months plus discrete tax items, based on our expectation of pretax loss for the fiscal year.
Net loss was $34.6 million for the nine months ended September 30, 2022, compared to $37.6 million for the same period in 2021, primarily attributable to the decrease in SG&A expenses coupled by the change in other expenses mentioned above, offset by the decrease in gross profit.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)
Revenue	$32,440	$34,558	$90,178	$89,624
Gross profit	$15,577	$19,517	$47,062	$46,032
Gross margin	48.0%	56.5%	52.2%	51.4%
For the three months ended September 30, 2022, Security Solutions' revenue decreased by $2.1 million, or 6.1%, compared to the same period in 2021. The reduction was primarily attributable to a large program that ended in 2021 and a decrease in another large program within the portfolio.
Security Solutions' gross profit for the third quarter of 2022 decreased by $3.9 million, or 20.2%, compared to the same period in 2021. Gross margin for the quarter decreased from 56.5% in 2021 to 48.0% in 2022 due to higher investment in a single large program and revenue mix shift within the portfolio.
Revenue for the nine months ended September 30, 2022, slightly increased by $0.6 million, or 0.6%, compared to the same period in 2021. This is due to broad based increases across the segment portfolio, offset by a decrease in revenue from a program that ended in 2021.
Security Solutions' gross profit for the nine months ended September 30, 2022, increased by $1.0 million, or 2.2%, compared to the same period in 2021. Segment gross margin also increased from 51.4% in 2021 to 52.2% in 2022. The segment's profitability improvement was primarily due to a revenue mix shift within the business, along with some minor margin improvements in certain portions of the portfolio.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)
Revenue	$31,153	$34,423	$79,366	$88,759
Gross profit	$5,368	$5,360	$13,683	$15,849
Gross margin	17.2%	15.6%	17.2%	17.9%
Secure Networks' revenue for the third quarter of 2022 decreased by $3.3 million, or 9.5%, compared to the same period in 2021. This was driven by the expected wind-down of large programs within the portfolio.
While revenue decreased in the third quarter of 2022, Secure Networks' gross profit remained at approximately $5.4 million during the comparable periods. Segment gross margin increased between comparable periods from 15.6% in 2021 to 17.2% in 2022 due to broad-based margin performance across the portfolio.
For the nine months ended September 30, 2022, Secure Networks' revenue decreased by $9.4 million, or 10.6%, compared to the same period in 2021, due to the expected wind-down of large programs.
Gross profit for Secure Networks for the nine months ended September 30, 2022, decreased by $2.2 million, or 13.7%, compared to the same period in 2021, primarily as a result of the decline in year-to-date segment revenue. Segment gross margin decreased between comparable periods from 17.9% in 2021 to 17.2% in 2022 due to minor margin reductions across the portfolio.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the non-GAAP financial measures of Enterprise EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), Adjusted Earnings Per Share ("EPS") and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
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
Enterprise EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
Enterprise EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of operating performance that are not made under GAAP and that do not represent, and should not be considered as an alternative to net (loss) income and net (loss) income margin, as determined by GAAP. We define Enterprise EBITDA as net (loss) income, adjusted for non-operating expense (income), interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as Enterprise EBITDA, adjusted for stock-based compensation expense. We define Adjusted EBITDA margin as adjusted EBITDA as a percentage of total revenue.

Table MD&A 4: Reconciliation of Net Loss to Enterprise EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	Margin	Amount	Margin	Amount	Margin	Amount	Margin

	(in thousands)
Net loss	$(7,340)	(11.5)%	$(5,222)	(7.6)%	$(34,612)	(20.4)%	$(37,644)	(21.1)%
Adjustments:
Non-operating (income)/expense	(518)	(0.8)%	(20)	—%	(648)	(0.4)%	1,001	0.6%
Interest expense	181	0.3%	195	0.3%	558	0.3%	583	0.3%
Provision for/(benefit from) income taxes	8	—%	(41)	—%	133	0.1%	6	—%
Depreciation and amortization	1,517	2.4%	1,459	2.1%	4,427	2.6%	4,223	2.4%
Enterprise EBITDA	(6,152)	(9.6)%	(3,629)	(5.2)%	(30,142)	(17.8)%	(31,831)	(17.8)%
Stock-based compensation expense (1)	14,721	23.1%	12,372	17.9%	44,225	26.1%	47,378	26.5%
Adjusted EBITDA	$8,569	13.5%	$8,743	12.7%	$14,083	8.3%	$15,547	8.7%
(1)The stock-based compensation adjustment to EBITDA for the three and nine months ended September 30, 2022, is made up of $15.0 million and $42.2 million, respectively, of stock-based compensation expenses for the awarded RSUs and PRSUs, and $(0.3) million and $2.0 million, respectively, of other sources of stock-based compensation (adjustment)/expense. The other source of stock-based compensation consists of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in a change of estimate that would add back to Adjusted EBITDA.
Adjusted Net Income (Loss) and Adjusted EPS
Adjusted Net Income (Loss) and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and that do not represent, and should not be considered as an alternatives to net income (loss) and earnings (loss) per share, as determined by GAAP. We define Adjusted Net Income (Loss) as net income (loss), adjusted for non-operating expense (income) and stock-based compensation expense. We define Adjusted EPS as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding for the period.

Table MD&A 5: Reconciliation of Net Loss to Adjusted Net Income and Adjusted EPS
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Adjusted Net Income/(Loss)	Adjusted Per Share	Adjusted Net Income/(Loss)	Adjusted Per Share	Adjusted Net Income/(Loss)	Adjusted Per Share	Adjusted Net Income/(Loss)	Adjusted Per Share

	(in thousands, except per share data)
Reported GAAP measure	$(7,340)	$(0.11)	$(5,222)	$(0.08)	$(34,612)	$(0.51)	$(37,644)	$(0.57)
Adjustments:
Non-operating (income)/ expense	(518)	(0.01)	(20)	—	(648)	(0.01)	1,001	0.01
Stock-based compensation expense (2)	14,721	0.22	12,372	0.19	44,225	0.65	47,378	0.72
Adjusted non-GAAP measure	$6,863	$0.10	$7,130	$0.11	$8,965	$0.13	$10,735	$0.16
Weighted-average shares of common stock outstanding	67,493		66,755		67,641		65,999
(2)The stock-based compensation adjustment to net loss for the three and nine months ended September 30, 2022, is made up of $15.0 million and $42.2 million, respectively, of stock-based compensation expenses for the awarded RSUs and PRSUs, and $(0.3) million and $2.0 million, respectively, of other sources of stock-based compensation (adjustment)/expense. The other source of stock-based compensation consists of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in a change in estimate that would add back to Adjusted Net Income/(Loss).
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

Table MD&A 6: Free Cash Flow
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(in thousands)
Net cash flows provided by operating activities	$11,986	$12,991	$20,118	$9,637
Adjustments:
Purchase of property and equipment	(174)	(575)	(815)	(1,645)
Capitalized software development costs	(3,446)	(3,009)	(8,580)	(6,672)
Free cash flow	$8,366	$9,407	$10,723	$1,320
Enterprise EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow each has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, Enterprise EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow each does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Enterprise EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), Adjusted EPS and Free Cash Flow differently than we do, which limits their usefulness as a comparative measure. Because of these limitations, neither Enterprise EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), Adjusted EPS nor Free Cash Flow should be considered as a replacement for net income (loss), net income (loss) margin, earnings (loss) per share, or net cash flows provided by/ (used in) operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
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
Our overall financial position and liquidity are strong. Our working capital was $130.6 million and $140.8 million as of September 30, 2022, and December 31, 2021, respectively. Although no assurances can be given, we expect that funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.
As of September 30, 2022, we had a cash and cash equivalent balance of $125.3 million, compared to $126.6 million on December 31, 2021. This balance gives us the flexibility for capital deployment while maintaining our focus on preserving a strong balance sheet to position us for future opportunities. We believe we have adequate funds on hand to execute our financial and operating strategy.
Cash provided by operating activities was $20.1 million for the nine months ended September 30, 2022, compared to cash used in operating activities of $9.6 million for the same period in 2021. Cash provided by or used in operating activities is primarily driven by the Company’s operating loss, the timing of receipt of customer payments, the timing of our payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Cash used in investing activities was approximately $9.4 million and $14.2 million for the nine months ended September 30, 2022, and 2021, respectively, primarily due to software development costs of $8.6 million and $6.7 million for the nine months ended September 30, 2022, and 2021, respectively, and the purchase of property and equipment. In addition, in 2021, $5.9 million was paid in cash for the acquisition completed in July 2021 (see Note 9 – Acquisition).
Cash used in financing activities was $11.8 million for the nine months ended September 30, 2022, compared to cash provided by financing activities of $32.7 million for the same period in 2021. This is primarily attributable to payments under finance leases for both periods, payments of tax withholding related to a net share settlement of equity awards of $3.1 million in 2022, and the repurchase of common stock of $7.6 million in 2022 under the share repurchase program (see Note 13 – Share Repurchases). By contrast, in 2021, there was a cash inflow from the follow-on offering that generated $64.3 million of net proceeds, reduced by $2.4 million of final distributions to the Class B Members of Telos ID in the first quarter, $26.9 million used to repurchase the outstanding warrants and $1.3 million to repurchase the common stock held by EnCap fund holders.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2021 Form 10-K, as filed with the SEC on March 28, 2022, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended September 30, 2022.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2022, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, on September 30, 2022, our disclosure controls and procedures were not effective as a result of the previously identified material weaknesses disclosed below.
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
The Company is working to remediate the material weaknesses in internal control over financial reporting and is taking steps to improve the internal control environment. The Company hired additional accounting personnel and implemented training of new and existing personnel on the proper execution of designed control procedures. Further, the Company is:
a.Enhancing processes and designing and implementing internal controls around revenue recognition, software development costs, stock-based compensation, business combination, and financial close and reporting; and,
b.Enhancing user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties.
The material weaknesses will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively.
We are still assessing the design and operating effectiveness of these measures and, as such, the identified material weaknesses have not been fully remediated as of September 30, 2022. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take other actions that we deem appropriate.
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation activities listed above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings may be found in Note 19 – Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A.  Risk Factors
There were no material changes in the period ended September 30, 2022, in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

Common Stock Purchase Activity During the Three Months Ended September 30, 2022
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchases Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
July 1, 2022 - July 31, 2022	151,675	$7.73	119,012	$46,077,038
August 1, 2022 - August 31, 2022	230,183	9.64	230,183	$43,856,971
September 1, 2022 - September 30, 2022	149,536	10.30	149,536	$42,316,996
Total	531,394	$9.38	498,731
(1) On May 24, 2022, the Board of Directors authorized a Share Repurchase Program, pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. For the third quarter of 2022, the Company repurchased 498,731 shares of common stock under the program for an aggregate price of $4.7 million in open market.
(2) The Total Number of Shares Purchased includes shares withheld by the Company upon the vesting of restricted stock units to satisfy tax withholding obligations of the holders of those restricted stock units.
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

TELOS CORPORATION

	/s/ John B. Wood	November 9, 2022
By:	John B. Wood
Chief Executive Officer
(Principal Executive Officer)

	/s/ Mark Bendza	November 9, 2022
By:	Mark Bendza
Chief Financial Officer
(Principal Financial Officer)

	/s/ Victoria Harding	November 9, 2022
By:	Victoria Harding
Controller and Chief Accounting Officer
(Principal Accounting Officer)