Form 10-K
period 2022-12-31
TELOS CORP
filed 2023-03-16
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $428.7 million based upon the last reported sale price of the registrant's common stock on The Nasdaq Stock Market LLC as of the close of business on that day.
As of March 10, 2023, the registrant had outstanding 68,559,383 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other outcomes described or implied in forward-looking statements will not be achieved. The Company cautions you that these important factors could cause results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements, including the risks described under the caption "Risk Factors" in this Annual Report on Form 10-K.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance. Given these risks, uncertainties and other factors, many of which are beyond our control, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I
Item 1. Business
General
Telos Corporation is a Maryland corporation headquartered in Ashburn, Virginia. Telos Corporation, together with its subsidiaries (the "Company" or "Telos" or "We"), offers technologically advanced, software-based security solutions that empower and protect the world's most security-conscious organizations against rapidly evolving, sophisticated and pervasive threats. Our portfolio of security products, services and expertise empowers our customers with capabilities to reach new markets, serve their stakeholders more effectively, and successfully defend the nation or their enterprise. We protect our customers' people, information, and digital assets so they can pursue their corporate goals and conduct their global missions with confidence in their security and privacy.
We completed our initial public offering ("IPO") on November 19, 2020, and a follow-on offering on April 6, 2021. In addition, on July 30, 2021, we acquired the assets of Diamond Fortress Technologies ("DFT") and its wholly-owned subsidiaries.
Our Mission
Our mission is to protect our customers' people, systems, and vital information assets with offerings for cybersecurity, cloud security, and enterprise security. In the current global environment, our mission is more critical than ever. The emergence of each new information and communications technology ("ICT") introduces new vulnerabilities, as security is still too often overlooked in solution development. Networks and applications meant to enhance productivity and profitability often jeopardize an organization due to poor planning, misconfiguration, or an unknown gap in security. Ransomware, insider threats, cybercrime, and advanced persistent threats continue to menace public and private enterprises across all industries.
Cybersecurity, cloud security, and enterprise security of the modern organization share much in common, yet also call for a diverse range of skills, capabilities, and experience in order to meet the requirements of security-conscious customers. Decades of experience in developing, orchestrating, and delivering solutions across these three domains give us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level. Our experience in addressing challenges in one area of an enterprise helps us meet requirements in others. We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges. Our security solutions span across these three domains: Cybersecurity, Cloud Security and Enterprise Security.
Business Segments
We conduct our business through two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the line of business.
Additional information regarding our segments is presented in Note 21 - Segment Information to the consolidated financial statements at Item 8 of this Form 10-K.
Security Solutions Segment:
The Security Solutions segment focuses on cybersecurity, cloud, and identity solutions. Cybersecurity solutions help our customers ensure the ongoing security, integrity and compliance of their on-premises and related cloud-based systems by reducing threats and vulnerabilities to foil cyber adversaries before they can attack. Our security engineers and subject matter experts assess our customers' cybersecurity environments and design, engineer, and operate systems needed to strengthen their cybersecurity postures. Our cloud solutions leverage the specialized skills and experience needed to help our customers plan, engineer, execute, and accelerate secure cloud migrations while assuring ongoing management and security of enterprise cloud technology environments. Our identity solutions deliver digital identity, biometric, and nationwide enrollment services and address Know Your Customer and identity management challenges for enterprises working within regulated and critical infrastructure environments. Security Solutions represented 55.5%, 51.0% and 65.2% of total revenues for fiscal years 2022, 2021, and 2020, respectively.

•Information Assurance:
◦Xacta®: a premier platform for enterprise cyber risk management and security compliance automation, delivering security awareness for systems in the cloud, on-premises, and in hybrid and multi-cloud environments. Xacta delivers automated cyber risk and compliance management solutions to large commercial and government enterprises. Across the United States ("U.S.") federal government, Xacta is the de facto commercial cyber risk and compliance management solution. With use cases including cyber risk management, risk remediation management, security authorization, compliance management, audit management, inventory management, vulnerability management, continuous compliance monitoring, and vendor and supply chain risk management, Xacta administers the key elements of more than 100 leading regulations and policies for IT security compliance, including the National Institute of Standards and Technology ("NIST") Risk Management Framework ("RMF"), RMF for Department of Defense ("DoD") IT, Committee of National Security Systems 1253, NIST Cybersecurity Framework, the Federal Risk and Authorization Management Program ("FedRAMP") and the DoD's Cybersecurity Maturity Model Certification ("CMMC") program.
◦Cybersecurity services: proven solutions and services for the full cybersecurity lifecycle, including consulting services, assessment and compliance, engineering and evaluation, operations, and penetration testing. With a pedigree in information and cybersecurity that spans three decades, our certified personnel provide services and solutions that deliver continuous security assurance for business, government, and critical infrastructure.
•Secure Communications:
◦Telos Ghost®: a virtual obfuscation network-as-a-service with encryption and managed attribution capabilities to ensure the safety and privacy of people, information, and resources on the network. Telos Ghost seeks to eliminate cyberattack surfaces by obfuscating and encrypting data, masking user identity and location, and hiding network resources. It provides the additional layers of security and privacy needed for intelligence gathering, cyber threat protection, securing critical infrastructure, and protecting communications and applications when a single error in security can jeopardize operations, property, and even lives. Telos Ghost is currently used by DoD, the Intelligence Community ("IC") and commercial organizations for a variety of highly sensitive applications, including cyber threat research, open-source intelligence, supply chain security vulnerability assessment, worldwide investigative and recovery services, and hiding critical assets.
◦Telos Automated Message Handling System ("AMHS"): web-based organizational message distribution and management for mission-critical communications; the recognized gold standard for organizational messaging in the U.S. government. Telos AMHS is used by military field operatives for critical communications on the battlefield using the Defense Information System Agency's Organizational Messaging Service and its specialized communications protocols. Telos AMHS is also used by the intelligence community for timely situational awareness and assessment reporting utilizing the Director of National Intelligence's Information Transport Service, Organizational Messaging data standards and computing infrastructure. Because Telos AMHS supports timely and reliable delivery for authoritative communications, its uses include terrorist warnings, "eyes-only" messages, military execution orders, intelligence information, overflight clearances, and Emergency Action Messages for nuclear command and control. Information exchanged at this level and for these purposes requires operational requirements for time-sensitive, guaranteed delivery, precedence, high availability, and reliability.
◦Telos Advanced Cyber Analytics ("ACA"): a solution-as-a-service that delivers timely, accurate, actionable intelligence at speed and scale to illuminate threats to enterprise assets. It enables organizations to detect malicious activity earlier and to uncover and identify previously unknown attacks and new malicious behavior. Further, it assists in attributing events and provides sophisticated and comprehensive analytics without expensive overhead. With fully automated external data collection and assessment, Telos ACA determines patterns of behavior exhibited by threat actors, and provides the necessary information to reduce vulnerabilities within the IT infrastructure before attackers can exploit them.

•Digital Identity Solutions:
◦IDTrust360®: an enterprise-class digital trusted identity risk platform for extending flexible hybrid cloud identity services. This platform is enabled for mobile, enterprise environments and custom digital identity services that mitigate threats by integrating advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. IDTrust360 is the only commercially owned and operated platform on the market with direct interfaces to the Federal Bureau of Investigation's ("FBI") criminal records, Department of Homeland Security's ("DHS") terrorist watch list service, U.S. Department of Treasury's pay.gov, other government identity risk management systems, and numerous commercial identity, intelligence, and risk-based data sources. We are actively engaged with federal customers to integrate vital event records, government identification document records, and other fingerprint-based biometric records hosted across multiple agencies. This enables Telos to offer NIST-compliant digital identity services aligned with federal security mandates.
◦ONYX®: the world's first, most widely deployed, and most accurate touchless fingerprint biometric for mobile devices. Powered by state-of-the-art machine learning, ONYX eases deployment in a variety of industries, including financial services and healthcare, and applications, like consumer authentication and physical access and security. Acquired by Telos in 2021, the patented and award-winning ONYX solution delivers touchless fingerprint biometrics that people can submit simply by using their mobile phones. In June 2022, ONYX won first place in the overall competition of the Mobile Fingerprint Information Technology Challenge hosted by the NIST.
We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck® enrollment provider, Designated Aviation Channeling provider, FBI-approved Channeler, and Financial Industry Regulatory Authority Electronic Fingerprint Submission provider.
Secure Networks Segment:
Secure Networks focuses on enterprise security. The Secure Networks segment provides secure networking architectures and solutions to the U.S. DoD, the federal IC, and other federal governmental agencies. Our net-centric solutions enable collaboration and connectivity to increase efficiency, reduce costs, and improve mission outcomes. Telos provides an extensive range of wired and wireless, fixed and deployable, classified and unclassified voice, data, and video secure network solutions and services to support defense and civilian missions. Capabilities include network design, operations, and sustainment; system integration and engineering; network security and compliance; deployable comms; robotic process automation and other digital transformation capabilities; service desk; defensive cyber operations; and program management. Secure Networks represented 44.5%, 49.0% and 34.8% of total revenues for the years ended December 31, 2022, 2021, and 2020, respectively.
•Secure Mobility: solutions for business and government that enable remote work and minimize operational and security concerns across and beyond the enterprise. Our secure mobility team brings credentials to every engagement, supplying deep expertise and experience, highly desirable clearances and industry-recognized certifications for network engineering, mobility, and security. We also offer secure mobility professional services, such as consulting and deployment services, to deliver integrated communications solutions that meet even the most complex needs of civilian, defense, and commercial customers.
•Network Management and Defense: services for operating, administrating, and defending complex enterprise networks and for defensive cyber operations. Our diverse network management and defense capabilities address common and uncommon requirements in many industries and disciplines, from military to government agencies. Telos network engineers, security specialists, and program managers are experienced with advanced DoD and federal networks and are certified in the leading tools, technologies, and best practices for network management and administration. We ensure the consistency and continuity of network management services required in today's mission-critical network environments.
Key Customers
Our customer base consists of the U.S. federal government, large commercial businesses, state and local governments, and international customers. Our consolidated revenues are largely attributable to prime contracts or to subcontracts with our contractors engaged in work for the U.S. government; with the remaining attributable to state, local and commercial markets.
Our federal government customers include the DoD, the Central Intelligence Agency and multiple other agencies within the IC, Defense Manpower Data Center, and multiple civilian agencies, including the DHS, the U.S. Department of State, the FBI, Department of Health and Human Services, and U.S. Census Bureau ("Census"). These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Our commercial customers include leading enterprises such as Amazon.com, Inc., Zscaler and Salesforce.com, Inc.

Our security solutions are the product of the extensive labor investment in developing our intellectual property and highly sophisticated software technology. These investments helped us expand with commercial customers, and win additional contracts within the military, the IC and civilian government agencies. Once our security solutions are embedded in our customers' technology infrastructure, these customer relationships often expand and lead to us providing additional security solutions.
Our Growth Strategies
We are pursuing multiple strategies in order to grow the Company, in both our commercial and government business end markets. Our key strategies are:
•Broaden reach within the U.S. federal government. We have historically focused on the U.S. federal government and believe that we are an established leader in providing security solutions to federal agencies, including DoD and the IC. Nonetheless, we believe the U.S. federal government represents a significant growth opportunity, and we expect to continue to invest in products to serve additional customers in this vertical. For example, Xacta is included on DHS's Continuous Diagnostics and Mitigation Approved Products List to provide federal agencies with innovative security tools, which we believe presents us with an excellent opportunity to pursue contracts with additional federal agencies. In addition, our platform is available for use in the AWS GovCloud (U.S.), Oracle and Azure Government. The Telos ACA offering is positioned to supply unique data sets to government agencies to allow them to better inform themselves as they defend and protect their networks and assets. Telos ACA is also positioned to provide government customers with specific, actionable and high-fidelity intelligence about malicious cyber activity targeted at their networks.
•Leverage our diverse security solutions to expand our presence in commercial markets. Our offerings are designed to have broad applications and include security risk and compliance, secure messaging, identity vetting, and managed attribution and obfuscation. We believe that we are well-positioned to sell our capabilities into a dynamic and growing commercial opportunity set and to innovate to address emerging and unique requirements. For example, we have leveraged core Xacta functionality to meet the needs of large financial services and customer relationship management firms. We have also leveraged our U.S. federal government identity management qualifications to improve the speed and accuracy of vetting results for more than 100 airports, air carriers, and general aviation across the country. We intend to continue innovating and are developing additional offerings for cloud, mobile, and internet of things ("IoT") devices.
•Grow our revenue and expand margins with robust sales channels. We have formed a sales organization with a vertical sales component functioning as the direct channel to a wider account universe comprised of commercial and government customers. This vertical is focused on quick-turn, transactional sales. We continue expanding our partner program to include a variety of channels, including resellers, integrators, and contract partners to help us gain access to new markets more quickly. For example, both Telos Ghost and Xacta are now available through various AWS and Microsoft Azure marketplaces, serving markets requiring varying levels of security. The growth of our sales team and the accelerated expansion of these channel partner initiatives are anticipated to drive revenue growth and material gross margin expansion over time.
•Target and replace inefficient legacy products. Recognizing the limitations of their legacy systems, organizations are replacing existing systems and processes with Telos solutions. For example, Telos AMHS is a web-centric system that replaced legacy capabilities like communications centers for the purpose of executing operational orders (through organizational messaging) across the U.S. federal government and around the world. Xacta has disrupted the cyber risk and compliance management business across the U.S. federal government, replacing tedious manual activity with automation and delivering that automation to meet our customer's needs flexibly on premises, in hybrid environments, in the cloud, and across multi-cloud infrastructures.
•Pursue strategic acquisition opportunities. We believe that our markets remain fragmented, with many niche players providing limited product solutions targeting narrow customer segments. Given the breadth of our solution set and our customer end markets, we believe that we are well-positioned to opportunistically acquire smaller companies and incorporate their technology or deploy their solutions across a larger customer set. We believe that a targeted and opportunistic acquisition strategy will be a force multiplier for our organic growth opportunity.
Sales and Marketing
As part of the sales and channel program investments, we are also making corporate investments in functional areas such as contracts, solution architects, lead generation tools, and operations to ensure our back-office systems and processes scale for business growth. We are adding commission incentivized, sales personnel aligned to market segments focused on commercial industry and whitespace U.S. federal, IC and DOD market areas. We are concentrated on Xacta and Telos Ghost sales efforts in the financial services, insurance, healthcare, energy, and other highly regulated critical infrastructure markets.
We have expanded our sales capability for markets in which we are well known, such as the U.S. government, certain critical infrastructure sectors, and certain commercial verticals such as healthcare and financial services.

We built a dedicated channel team to include the launch of the Telos CyberProtect Partner Program. This ecosystem includes a variety of partner types including distributors (such as DLT, a tech data company), resellers, referral partners, technology integration partners, managed service providers, consulting partners and more. Collectively these partners help us deliver access to verticals such as healthcare, state, local government and education, and commercial enterprises, and bolster our position in the federal, IC and defense market.
We experienced success with the channel as we had several deals transact through the system in 2022 and 2021, allowing us to pressure test the operational side of the channel. Additionally, through our channel partners, Telos was successfully added to contract vehicles that provide access to a broader base of customers in our target markets.
Customer acquisition often involves extensive interaction at all levels of an organizations, from executives, to decision makers, to end users. We seek to forge relationships throughout an organization in an effort to obtain broad consensus as part of the sales process. We leverage the full power of Telos (executives, sales and channel partners) to gain access and build our brand awareness.
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
Much of our business is awarded through the submission of formal competitive bids, however, a significant portion of our revenue is awarded through limited competition or sole-source contracts.
Partner Organizations
Our sales team works with partner organizations like AWS, Microsoft Azure, and Oracle to pursue mutual customers and leverage their marketplace platforms and marketing programs. Last year, Telos announced a collaboration with IBM Security as part of IBM's Active Governance Services, which allows enterprises to operationalize and automate activities and solve challenges in cybersecurity compliance and regulatory risks. The solution combines IBM's world-class expertise in cyber compliance and governance programs with Telos' Xacta IT risk management platform to automate the time-consuming aspects of compliance and audit activities such as control selection, validation, reporting, and monitoring.
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
Human Capital Resources
As of December 31, 2022, we had 738 employees, of whom approximately 90.4% are located in the United States. Approximately 413 of our U.S.-based employees held U.S. security clearances, and 23% self-identify as veterans of U.S. military service. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider relations with our employees to be good.
Our people are proficient in many fields, such as computer science, information security and vulnerability testing, networking technologies, physics, engineering, operations research, mathematics, economics, and business administration. We place a high value on our people. As a result, we seek to remain competitive in terms of salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs.
Our management team is committed to maintaining a corporate culture that fosters mutual respect and job satisfaction for our people while delivering innovation and value to customers and shareholders. This commitment is reflected in our core values:
Always with integrity, at Telos we:
Build trusted relationships,
Work hard together,
Design and deliver superior solutions, and
Have fun doing it.

These values are woven throughout the fabric of Telos. They are reflected in our hiring practices, reinforced regularly, and reviewed during appraisals. Employees are encouraged to challenge themselves and each other to exhibit the core values in all activities.
Our employees are given avenues of communication and interaction should they observe activities inconsistent with our core values. While employees are encouraged first to speak openly about any issues, a 24/7 hotline provides an opportunity to express concerns anonymously.
We consider the foundational value of integrity to be a non-negotiable requirement of employment, and an expectation of suppliers, partners, and our customers. We guard our reputation and will take action to protect it. An essential part of our brand promise is to always to engage employees, customers, partners, suppliers, and investors with integrity.
Diversity and Inclusion
We value diversity and inclusion and are committed to providing a work environment that is free of discrimination and harassment, where our employees can do their best work, bring their whole self to work, feel supported and in turn support others. We strive to create a working environment where everyone feels included and respected and has an equal opportunity to contribute. We believe that diverse teams maximize their potential and bring with them varied views, experiences, and perspectives. While we believe that our employee population is gender and ethnically diverse for our industry and operating markets, with approximately 27% of our global population self-identifying as female and approximately 29% self-identifying as underrepresented minorities, our objective is to continue to improve our hiring, development, training, advancement, and retention of diverse talent and to foster an inclusive environment at Telos.
Seasonality
We generally experience seasonality due to the fiscal year ends and procurement cycles of our key customers. We derive a substantial portion of our revenue from the U.S. government whose fiscal year ends on September 30 of each year, which may favorably impact our third fiscal quarter. In addition, our quarterly results may be impacted by the number of working days in a given quarter. See "Risk Factors — We are subject to the seasonality of U.S. government spending."
Research and Development
We developed proprietary software-based solutions in various platforms related to security and cyber risk management. We invest substantial resources in research and development to innovate new solutions, enhance our offerings and grow opportunities by developing new features and modules for our existing platforms. We are committed to and view our continued investment in research and development as a key factor to our long-term business success.
Government Contracts and Regulation
Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government and other contracts. U.S. government contracts generally are subject to the Federal Acquisition Regulation ("FAR"), which sets forth policies, procedures and requirements for acquiring goods and services by the U.S. government, and agency-specific regulations that implement or supplement the FAR. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, security, contract pricing and cost, contract termination, and adjustments and audit requirements. These laws and regulations, among other things:
•Impose specific and unique cost accounting practices that may differ from Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP" or "GAAP") and therefore require reconciliation;
•Define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-type U.S. government contracts;
•Require compliance with U.S. government Cost Accounting Standards;
•Require reviews by the Defense Contract Audit Agency ("DCAA"), Defense Contract Management Agency and other U.S. government agencies for compliance with government requirements for a contractor's business system;
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

U.S. government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to increasingly purchase services and products using contracting methods that allow them to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single-award contracts. The predominant contracting methods through which U.S. government agencies procure services and products include definitive award contracts, indefinite delivery / indefinite quantity ("IDIQ") contracts, U.S. General Service Administration ("GSA") schedule contracts and other transactional agreements ("OTA").
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
COVID-19 Pandemic
We continue to monitor and address the coronavirus pandemic ("COVID-19") closely, including the impact on us, our employees, our customers, our suppliers and our communities. We continue to consider guidance from the Centers for Disease Control ("CDC"), other health organizations, federal, state and local governmental authorities, and our customers, among others. We have taken, and continue to take, robust actions to help protect our employees' health, safety and well-being, support our suppliers and local communities, and to continue to serve our customers. Our goals have been to lessen the immediate potential adverse impacts, both health and economic, and to continue to position the Company for long-term success. Like the communities we serve, our actions have varied depending on the spread of COVID-19 and local health requirements and guidance from the CDC, the needs of our employees and the needs of our business.
With much of the business of government still being conducted by federal employees working remotely through the use of information technology systems, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.
Our employees, suppliers and customers, the Company and our global community are facing tremendous challenges as a result of the pandemic and its resulting economic impacts, and we cannot predict how this dynamic situation will evolve or the impact it will have on the Company. See Item 1A, "Risk Factors" for discussion of risk related to our business and operations.
Environmental, Social and Governance Matters
We are subject to a variety of federal, state, local and foreign environmental laws and regulations. In addition, our operations may become subject to future laws and regulations, including those related to climate change and environmental sustainability. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future. The Company publicly reports certain climate change-related information via CDP and formed an Environmental, Social and Governance ("ESG") task force to address ESG matters. The Board of Directors authorized the Nominating and Corporate Governance Committee to oversee the Company's ESG efforts, which includes climate-related risks and opportunities.
See Item 1A, "Risk Factors", for discussion of risks related to our global climate-related risks and ESG matters.
Company Website and Available Information
Our corporate headquarters is located at 19886 Ashburn Road, Ashburn, Virginia 20147, and our telephone number is (703) 724-3800. Our website can be accessed at www.telos.com, which contains information about our Company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the U.S. Securities and Exchange Commission ("SEC") can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not part of this Annual Report on Form 10-K.
The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Telos.

Item 1A. Risk Factors
In your evaluation of the Company and business, you should carefully consider the risks and uncertainties as described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. These factors, as well as additional risks and uncertainties not currently known to us or that we currently believe are immaterial, may currently have, or may have, a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K.
Business and Operational Risks
If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners are inadequate, or if the underlying infrastructure of the internet is breached, or if unauthorized access to a customer's data or our data or our IT systems is obtained, or if authorized access to our customer's data or our data or our IT systems is blocked or disabled, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant reputational harm, legal exposure and liabilities, or a negative financial impact.
Our services sometimes involve the storage and transmission of our customers' and our customers' customers' proprietary and other sensitive data, including financial information and personally identifiable information. While we have security measures in place to protect our customers and our customers' customers' data, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
•Third-party attempts to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers' data, our data or our IT systems;
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
These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Although we have developed systems and processes designed to protect our customers' and our customers' customers' sensitive data, as well as our data, we can provide no assurances that such measures will provide absolute security. In the normal course of business, we are the target of malicious cyberattack attempts. To date, any such attempts have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant.
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
If our customers do not renew their subscriptions or contracts for our solutions and services and expand our relationship with them, our revenue could decline and our results of operations would be adversely impacted.
It is important that our existing customers renew their subscriptions or contracts for our solutions and services when existing contract terms expire, in order for us to maintain or improve our results of operations. Our customers have no obligation to renew or extend their subscriptions or contracts for our solutions or services after the expiration of the contractual periods, which vary in length, and in the normal course of business, some customers have elected not to renew or extend. It is difficult to predict attrition rates given the varying needs of our customer base. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers' spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes, and deteriorating general economic conditions or budgetary constraints.
Our future success also depends in part on our ability to expand our relationship with our current customers by selling additional features and services, more subscriptions or enhanced editions of our services. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior leaders. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, some of which are beyond our control.
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
A small number of our large customer contracts are expected to comprise a significant portion of our future revenue. Our business will likely be harmed if any of our key customer contracts generate less revenue than we forecast, and the termination or delay of a large contract or multiple contracts could have a material adverse effect on our revenue and profitability. Adverse events affecting the programs subject to these contracts could also negatively affect our ability to process transactions under those contracts, which could adversely affect our revenue and the results of operations.
Some of our security solutions have lengthy sales and implementation cycles, which could significantly impact our results of operations if projected orders are not realized.
We market the majority of our security solutions directly to U.S. government customers. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our services can be lengthy. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular period of time are not realized.

Failure to deliver high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Our customers depend on our support organization to resolve technical issues relating to our solutions and offerings. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our solutions and business reputation and on positive recommendations from our existing customers. Failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our offerings to existing and prospective customers, and our business, operating results and financial position.
Failure to effectively develop and execute our sales and business development capabilities will impair our ability to grow.
Our ability to increase our customer base and achieve broader market acceptance of our solutions and services will depend, to a significant extent, on our ability to perform at a high level in our sales and marketing operations and activities. We believe that selling and marketing our security solutions requires advanced sales skills, customer relationships and technical knowledge to generate interest and effectively communicate our solutions or services to new markets.
We may not achieve anticipated revenue growth from our sales force if we are unable to hire and develop talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing sales force. In addition, we are also dependent on the effectiveness of our channel partners and our ability to attract and retain additional motivated channel partners to successfully market, resell, implement or support our solutions for their customers.
A failure to attract, train, retain and motivate key and skilled employees, including key members of our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.
Our success depends upon the continued services of our highly qualified and experienced executive officers and other key members of management. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business.
We are also substantially dependent on the continued service of our existing highly trained and skilled personnel, particularly our business development and operations group, because of the complexity of our services and technologies. The technology industry is subject to substantial and continuous competition for engineers and other subject matter experts with high levels of experience in designing, developing and managing software, cybersecurity, and internet-related services, as well as competition for sales executives, data scientists and operations personnel. Competition for skilled personnel is intense and many U.S. government programs also require contractors to have security clearances, certain of which can be difficult and time-consuming to obtain.
We may not be successful in attracting and retaining qualified personnel. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or the availability of visas for skilled technology workers. These difficulties could be further amplified by the high cost of living in the Washington D.C. metropolitan area, where our headquarters and one of our other offices are located. If we fail to attract new personnel or fail to retain and motivate our current key employees or group, our business and future growth prospects could be severely harmed.
We depend on computing infrastructure operated by third parties to support some of our solutions and customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.
We rely on the technology, infrastructure, and software applications of certain third parties in order to host or operate some of certain key platform features or functions of our business. Additionally, we rely on third-party computer hardware and cloud capabilities in order to deliver our solutions and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies; if they are updated such that our solutions become incompatible; if these services, software, or hardware fails or becomes unavailable due to extended outages, interruptions, defects, or otherwise; or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our solutions, failure of our solutions to perform, decline in our revenue and margins, damage to our reputation and brand, exposure to legal or contractual liability, increase in our expenses, and interruption in our ability to manage our operations. In addition, our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

In the future, we may experience disruptions, failures, data loss, outages, and other performance problems with our infrastructure and cloud-based offerings due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, social unrest, natural disasters, public health crises, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors' hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or solutions, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
Furthermore, our solutions are, in many cases, important or essential to our customers' operations, including in some cases, their cybersecurity or oversight and compliance programs, and subject to service level agreements. Any interruption in our service, whether as a result of an internal or third-party issue, could damage our brand and reputation, cause our customers to terminate or not renew their contracts with us or decrease the use of our solutions and services, require us to indemnify our customers against certain losses, result in our issuing credit or paying penalties or fines, subject us to other losses or liabilities, cause our solutions to be perceived as unreliable or unsecure, and prevent us from gaining new or additional business from current or future customers, any of which could harm our business, financial condition, and results of operations.
Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. These third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If these third parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other cloud providers or invest in a private cloud. In that case, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.
A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.
If we are unable to protect our intellectual property or have insufficient proprietary rights, our business may be adversely impacted.
Our success depends on our internally developed technologies, patents and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. In the future, we may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Regardless of outcome, this type of litigation could result in substantial costs and diversion of management and technical resources.
Our future profitability depends, in part, on our ability to develop new technologies.
Virtually all of the products we produce and sell are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. The government market in which we primarily operate is characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance in part depends on our ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. If we are unable to develop new products that meet customers' changing needs, future sales and earnings may be adversely affected.

We enter into fixed-price and other contracts that could adversely impact our earnings and profitability if we fail to estimate and manage costs, time, and resources accurately.
Generally, our customer contracts are either fixed-priced or cost-reimbursable. Under fixed-price contracts, which represented approximately 82.9% of our 2022 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-price contracts inherently have more risk than cost-reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost-reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns or poor cost controls would have a negative impact on our results of operations.
We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.
We plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we may increasingly focus on such customers, including in the banking, financial services, healthcare, manufacturing, telecommunication, airlines and aerospace, insurance, retail, transportation, shipping and logistics, and energy industries, as well as other critical infrastructure industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us.
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
Our growth depends, in part, on the success of our strategic relationship with our partner organizations or channel partners.
To grow our business, we will continue to build, grow and maintain relationships with third parties, such as partner organizations or channel partners, that provide complementary cybersecurity offerings. Identifying partners, and negotiating relationships with them, requires significant time and resources. The relationship we have with our partners, and that our partners have with our customers, provides our customers with enhanced value for our solutions and services.
Our agreements with our partners are generally non-exclusive; therefore, our partners may offer customer solutions from several companies, including solutions and services that compete with ours. If our partners do not effectively market and sell our solutions or services, or use greater efforts to market and sell their solutions or those of our competitors, or fail to meet the needs of our customers, or if we are unsuccessful in establishing or maintaining our relationships with our partners, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations could be adversely affected.
If we are unable to license third-party technology that is used in our products and services to perform key functions, the loss could have an adverse effect on our revenues.
The third-party technology licenses used by us may not continue to be available on commercially reasonable terms or at all. Our business could suffer if we lost the right to use these technologies. A third party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third party or between a third party and us could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of new products or services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.

We depend on third parties for certain operational services and components of our products in order to fully perform under our contracts, and the failure or disruption of a third party to perform these services could have an adverse impact on our business.
We rely on subcontractors and other suppliers to provide raw materials, major components and subsystems for our products or to perform a portion of the services that we provide to our customers. Occasionally, we rely on only one or two sources of supply, which, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. We depend on these subcontractors and suppliers to fulfill their contractual obligations in a timely and satisfactory manner in full compliance with customer requirements. If one or more of our subcontractors or suppliers is unable to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services, our ability to perform our obligations as a prime contractor may be adversely affected.
Our pricing structures for our solutions and services may change from time to time, which could adversely impact our business, financial condition and results of operations.
We expect that we may change our pricing model from time to time, including as a result of competition, global economic conditions, and general reductions in our customers' spending levels, pricing studies, or changes in how our solutions are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing solutions and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our solutions and services to larger organizations, these larger organizations may demand substantial price concessions. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.
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
•Liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of foreign-denominated balances or potential difficulties protecting our foreign assets or satisfying local obligations;
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
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by the U.S. GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Note 22 – Commitments and Contingencies to the consolidated financial statements.
Potential future acquisitions, strategic investments, partnerships, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.
Our long-term strategy may include identifying and acquiring, partnering with, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, partner or merge with providers of product offerings that complement our business or may terminate such activities. Partnerships, mergers, joint ventures, acquisitions, and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:
•Diversion of management attention from running our existing business;
•Possible material weaknesses in internal control over financial reporting;
•Increased expenses, including legal, administrative and compensation expenses related to newly hired or terminated employees;
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
Any acquired business, technology, service or product could significantly underperform relative to our expectations and may not achieve the benefits we expect from possible acquisitions. For all these reasons, our pursuit of an acquisition, partnership, investment, divestiture, merger, or joint venture could cause its actual results to differ materially from those anticipated.
Industry and Economic Risk
The business environment in which we operate is highly competitive, and we may not be able to compete successfully against existing or future competitors.
We operate in diverse industry segments. Based on our current market analysis, there is no single company or small group of companies in a dominant competitive position. Some large competitors offer capabilities in a number of markets that overlap many of the same areas in which we offer services, while certain companies are focused upon only one or a few of such markets. Some of the firms that compete with us in multiple areas include Northrop Grumman, Lockheed Martin, General Dynamics, Perspecta and Idemia. In addition, we compete with smaller specialty companies, including risk and compliance management companies, organizational messaging companies, and security consulting organizations, and companies that provide secure network offerings. If we do not compete effectively, we may suffer price reductions, reduced gross margins, and loss of market share.

Due to the competitive bidding process to obtain U.S. government contracts, both upon initial issuance and re-competition, and the likelihood of bid protest, we may be unable to achieve or sustain revenue growth and profitability.
Many of our U.S. government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect this will continue. There is often significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:
•We may expend substantial funds and time to prepare bids and proposals for contracts that may ultimately be awarded to one of our competitors;
•We may be unable to accurately estimate the resources and costs that will be required to perform any contract we are awarded, which could result in substantial cost overruns and decreased margins;
•We may encounter expense and delay if our competitors protest or challenge awards of contracts, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract;
•The protest of contracts awarded to us may result in the delay of program performance and the generation of revenue while the protest is pending; and
•If we are not given the opportunity to re-compete for U.S. government contracts previously awarded to us, we may incur expenses to protest such a decision and ultimately may not succeed in competing for or winning such contract renewal.
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
We depend, in part, on sales to the U.S. government, and changes in spending or budgetary priorities or delays in contract awards may significantly affect our future revenue and adversely impact our financial condition and results of operations.
Our sales are highly concentrated with the U.S. government. The customer relationship with the U.S. government involves certain unique risks. The programs we participate in must compete with other programs and policy imperatives during the budget and appropriations process. In each of the past three years, a substantial portion of our sales was to the U.S. government, particularly the DoD. The U.S. government's defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country's safety. As these threats subside, spending on the military tends to decrease. Rising budget deficits, increasing national debt, the cost of the global war on terrorism, increasing costs for entitlement programs, cost of new domestic initiatives, and the large and continued costs of combating the pandemic and addressing the health concerns and economic dislocation caused by COVID-19, continue to put pressure on all areas of discretionary spending.
If government funding relating to our contracts with the U.S. government becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contracts or subcontracts may be terminated or adjusted by the U.S. government or the prime contractor. Our operating results could also be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government, as well as delays in program starts or the award of contracts or task orders under contracts.
U.S. government may terminate, cancel, modify or curtail our contracts at any time prior to completion and, if we do not replace them, this may adversely affect our future revenues and could adversely impact our earnings.
Many of the U.S. government programs in which we participate, both as a contractor or subcontractor, extend for several years and include one or more base years and one or more option years. These programs are typically funded on an annual basis. Under these contracts, the U.S. government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience.
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
Any decisions by the U.S. government to not exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.

We are subject to the seasonality of U.S. government spending.
We derive a substantial portion of our revenues from U.S. government contracting, and as a result, we are subject to the annual seasonality of U.S. government purchasing. Because the U.S. government fiscal year ends on September 30, it is common for U.S. government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this seasonality, we have historically experienced higher revenues in our third and fourth fiscal quarters, ending September 30 and December 31, respectively, with the pace of orders typically substantially reduced during our first and second fiscal quarters ending March 31 and June 30, respectively.
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
In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers' compliance with such standards. Because privacy, data protection, and information security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers' compliance with, these standards.
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

These existing and proposed laws and regulations can be costly to comply with and can make our solutions and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our solutions to comply with U.S. or applicable foreign laws, regulations, directives, policies, industry standards, or legal obligations relating to privacy, data protection, or information security, or any security incident that results in loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.
We are subject to substantial oversight from federal agencies that have the authority to suspend our ability to bid on contracts.
As a U.S. government contractor, we are subject to oversight by many agencies and entities of the U.S. government that may investigate and make inquiries about our business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U.S. government may make claims against us. Under U.S. government procurement regulations and practices, an indictment of a U.S. government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. government contracts. A conviction could result in debarment for a specified period of time. To the best of management's knowledge, there are no pending government investigations, inquiries, claims or audits against the Company likely to have a material adverse effect on our business or our consolidated results of operations, cash flows or financial position.
We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Some of our solutions are subject to export and import controls, including, without limitation, the Department of State's Directorate of Defense Trade Controls, the Commerce Department's Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations established by the Treasury Department's Office of Foreign Assets Control. If we fail to comply with these U.S. export control laws and import laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.
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
Risks Related to Our Financial Reporting and Common Stock
We may fail to meet our publicly announced guidance and other expectations about our business and operating results, which may cause our stock price to decline.
From time to time, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Our aim is to state possible outcomes as high and low ranges to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances beyond our control could result in the actual operating results being different from our guidance, and the differences may be adverse and material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
Furthermore, if we make downward revisions to our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet the expectations of securities analysts, investors or other interested parties, the price of our common stock may decline.
Our quarterly operating results fluctuate and may fall short of prior periods, our projections or the expectations of securities analysts or investors, which could adversely affect the trading price of our stock.
Our operating results have fluctuated from quarter to quarter at points in the past, and they may do so in the future. Therefore, the results of any one quarter may not be a reliable indication of results to be expected for any other quarter or for any year. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors.
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
In May 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $50.0 million of our outstanding shares of our common stock. As of December 31, 2022, approximately $38.7 million remained available under the stock repurchase program. The repurchase program has no termination date and may be suspended for periods, amended or discontinued at any time. We are not obligated to repurchase a specified number or dollar value of shares. Share repurchases under the program will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. There can be no guarantee about the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our common stock, increase volatility, diminish our cash reserves, and even if fully implemented may not enhance long-term stockholder value.
If we are unable to successfully remediate any material weakness in our internal control over financial reporting, or identify any additional material weaknesses, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
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
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to the design and controls over the assessment of the accounting for forfeitures of non-standard equity awards. This control deficiency could have resulted in a misstatement of accounts and disclosures that could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
As further described in Item 9A – Controls and Procedures under Management's Report on Internal control over Financial Reporting, we executed a plan to remediate the material weakness, including the enhancement of existing processes and controls over the accounting for the forfeiture of non-standard equity awards.

While we expect to take the measures necessary to address the underlying causes of this material weakness, we cannot provide assurance of when the material weakness will be remediated, nor can we be certain of whether additional actions will be required or the costs of any such actions. Moreover, we cannot provide assurance that additional material weaknesses will not arise in the future. While the material weakness discussed above did not result in material misstatements of our annual or interim consolidated financial statements, any failure to remediate the material weakness, or the identification of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected, negatively impacting the public perception of the Company and our securities and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate the material weaknesses, each of which could negatively affect our stock price, harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition.
General Risk Factors
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could be adversely affected.
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, goodwill and other long-lived assets, and income taxes.
Weakened global economic conditions may adversely affect our industry, business, operating results and financial condition.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain at any point in time. In addition, geopolitical developments, such as the recent invasion of Ukraine by Russia, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our solutions and services, delay prospective customers' purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.
Our business could be adversely affected by events outside of our control, such as natural disasters, fire, power outages and other catastrophic events, and interruption by man-made problems such as wars or terrorism~~.~~
We may be impacted by natural disasters, wars, terrorist attacks, power outages, health epidemics or pandemics, or other events outside of our control. If major disasters such as earthquakes, floods, hurricanes, tornadoes, fires, or other events occur, or our information system or communications network breaks down, operates improperly, or is unusable, our headquarters and other facilities may be seriously damaged, or we may have to stop or delay production and delivery of our solutions and services. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions and services to our customers, and could decrease demand for our offerings. We may incur shutdowns, delays, disruptions or expenses relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition. Because we do not carry insurance for all of these possible losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected by such an event outside of our control.

Increased scrutiny of our environmental, social and governance responsibilities may result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.
Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on companies' ESG practices. Additionally, public interest and legislative pressure related to public companies' ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. In addition, as we work to align our ESG practices with industry standards, we will likely continue to expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance and growth may be adversely impacted.
Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.
We prepare consolidated financial statements in accordance with U.S. GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles, including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our consolidated financial statements. If these assumptions turn out to be incorrect, our revenue or our stock-based compensation expense could materially differ from our expectations, which could have a material adverse effect on our financial results. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements. For example, any recent new standards issued by the Financial Accounting Standards Board could materially impact our consolidated financial statements. The adoption of these new standards may potentially require enhancements or changes in our processes or systems and may require significant time and cost on behalf of our financial management. This may, in turn, adversely affect our results of operations and growth prospects.
The impact of the ongoing COVID-19, including the resulting global economic disruptions, remains uncertain at this time, and may adversely affect our future business operations, financial condition and our ability to execute on business or contract opportunities.
The COVID-19 pandemic disrupted the normal operations of many businesses and other organizations, including the temporary closure or scale-back of business operations and the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.
The ongoing pandemic may adversely affect our customers' ability to perform their missions and is, in many cases disrupting their operations. It may also result in a change in spending priorities on the part of our customers, which could precipitate the cancellation, delay or deferral of programs, contracts or business opportunities. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer-imposed limitations and using various technologies to perform their functions.
Global climate-related risks could negatively affect our business.
There are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S. critical infrastructure, have the potential to disrupt our business, our third-party suppliers, or the operations and business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
Increased public awareness and concern regarding global climate change may result in state, federal or international requirements to reduce or mitigate global warming, such as the imposition of carbon pricing mechanisms or stricter limits on greenhouse gas emissions. If environmental or climate-change laws or regulations are adopted or changed that impose significant new costs, operational restrictions or compliance requirements upon our business or our products, they could increase our capital expenditures, reduce our margins and adversely affect our financial position.

In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients' involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 191,700 square feet of space for our corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in May 2029.
We lease additional office space in facilities located in Maryland, Virginia, Florida, Alabama and Nevada under various leases expiring through January 2024.
We believe that the current space is substantially adequate to meet our operating requirements.
Item 3. Legal Proceedings
Information regarding legal proceedings may be found in Note 22 - Commitments and Contingencies to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Market under the symbol "TLS." As of March 10, 2023, there were approximately 148 holders of record of Telos common stock. The number of shareholders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
We did not sell any equity securities during the 12 months ended December 31, 2022, that were not registered under the Securities Act and were not previously disclosed on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Common Stock Purchase Activity During the Three Months Ended December 31, 2022
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchases Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
October 1, 2022 - October 31, 2022	91,106	$9.22	91,106	$41,477,041
November 1, 2022 - November 30, 2022	282,198	4.57	282,198	$40,187,217
December 1, 2022 - December 31, 2022	910,380	4.63	317,688	$38,715,568
Total	1,283,684	$5.21	690,992
(1) On May 24, 2022, the Board of Directors authorized a Share Repurchase Program, pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. For the fourth quarter of 2022, the Company repurchased 690,992 shares of common stock under the program for an aggregate price of $3.6 million in open market.
(2) The Total Number of Shares Purchased includes shares withheld by the Company upon the vesting of restricted stock units to satisfy tax withholding obligations of the holders of those restricted stock units.
For information regarding securities authorized for issuance under our stock-based compensation plan, see Note 16 - Stock-Based Compensation to the Consolidated Financial Statements contained in Item 8.

Stock Performance Graph
This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, and this performance graph shall not be incorporated by reference into any of Telos filings under the Securities Act or the Securities Exchange Act of 1934 and related regulations, or any other document, whether made before or after the date of this report and despite any general incorporation language contained in a filing or document (except to the extent Telos specifically incorporates this section by reference into a filing or document).
The following graph compares the total cumulative return to stockholders on our common stock since our IPO price of $17.00 on November 19, 2020 (the date our common stock commenced trading on the NASDAQ National Market) to two indices: (i) the Standard & Poor's 500 Index, and (ii) the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index at the market close on November 18, 2020, and its relative performance is tracked quarterly through December 31, 2022. The comparisons in the graph are required by the U.S. Securities and Exchange Commission, based on historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Quarterly Cumulative Total Return Since IPO
Assumes Initial Investment of $100
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
November 2020
December 2020
March 2021
June 2021
September 2021
December 2021
March 2022
June 2022
September 2022
December 2022
Telos, Inc.
S&P 500
Russell 2000

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K ("10-K"). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors," and elsewhere in this 10-K. See also "Special Note Regarding Forward-Looking Statements" at the beginning of this 10-K.
Management's Discussion and Analysis for the Year Ended December 31, 2020
Management's discussion and analysis of the financial condition and results of operations for the year December 31, 2020, including a comparison of our results for the years ended December 31, 2021 and 2020, is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 28, 2022.
Overview
We offer technologically advanced, software-based security solutions that empower and protect the world's most security-conscious organizations against rapidly evolving, sophisticated and pervasive threats. Our portfolio of security products, services and expertise empowers our customers with capabilities to reach new markets, serve their stakeholders more effectively, and successfully defend the nation or their enterprise. We protect our customers' people, information, and digital assets so they can pursue their corporate goals and conduct their global missions with confidence in their security and privacy.
Information regarding our segments is presented in Note 21 - Segment Information to the consolidated financial statements at Item 8 of this Form 10-K.
Business Environment
Our business performance continues to be heavily affected by the overall level of U.S. government spending and the alignment of our solutions with the priorities of the U.S. government. U.S. government spending and contracts continue to be affected by the federal budget, and appropriations process and related legislation.
Congress could not agree on fiscal year ("FY") 2023 appropriations legislation before the start of the fiscal year on October 1, 2022. As a result, the entire federal government operated for nearly three months under the terms of a continuing resolution ("CR"), which only permitted agencies to spend at FY 2022 appropriations levels without any adjustments for the dramatic increase in inflation we have seen over the past year. Moreover, federal departments and agencies were generally precluded from moving forward on new contract starts or accelerating current projects while they were funded by a CR. Congress finally reached an agreement and completed action in late December on an omnibus appropriations package to fund the entire federal government through the remainder of FY 2023.
This final appropriations legislation provided an increase in total defense spending for FY 2023 of $44 billion above the budget proposed last spring by the White House, and represents a $76 billion increase above last year's funding level. It also included significant increases in federal civilian agency (non-defense) cybersecurity funding, including a 15 percent increase from last year for the Cybersecurity and Infrastructure Security Agency for various program enhancements and new initiatives.
The Office of Management and Budget has already given federal departments and agencies guidance for cybersecurity priorities to include in their FY 2024 proposed budgets, including accelerated adoption of the cloud, IT modernization, further private sector collaboration for sector risk management responsibilities and ensuring adequate cyber threat information sharing, and supply chain risk management. We look forward to the President's budget and subsequent congressional action reflecting these priorities, which align with the solutions Telos has been developing and bringing to market for the past several years. For example, Xacta, our flagship offering, continues to set the standard for innovative capabilities in managing cyber risk and automating continuous compliance in on-premises, cloud, and hybrid environments. Our cloud practice area includes cloud migration, CloudSecOps, and cloud security compliance to accelerate IT modernization for business and government. Our Telos ACA platform combines decades of information security experience with an extensive background in cyber intelligence to defend enterprises against advanced cyber threats.

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
The Nation's Critical Systems Are Still at Risk
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
The Challenging Complexity of Regulatory Compliance
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
For example, Xacta supports FedRAMP authorization, allowing all process participants to collaborate within the same Xacta application to attain a FedRAMP Authority to Operate. Xacta is also a trailblazer in deploying the Open Security Controls Assessment Language, a multi-format framework adopted by FedRAMP to allow security professionals to automate security assessment, auditing, and continuous monitoring processes.
The DoD's emerging CMMC program is intended to ensure that members of the defense supply chain are applying sound cybersecurity practices in order to protect sensitive unclassified information. Because CMMC 2.0 is still an evolving standard, the flexible Xacta for CMMC offering enables Defense Industrial Base customers to conduct preliminary CMMC compliance audits that assess the maturity level required today as well as build a roadmap to future maturity level requirements. Telos is also a Cyber AB Registered Provider Organization™, authorized by The Cyber AB to provide consulting services to government contractors and other companies in preparation for their CMMC assessments.
Finally, CISOs with today's cost-conscious enterprises are also under increasing pressure to provide evidence that their security strategies yield a return on investment. Xacta's latest cyber risk quantification capabilities meet this need, allowing our customers to calculate inherent risk likelihood, impact, and criticality, shown in a graphic display that illustrates real-time risk posture and visualizes progress over time. In addition, customers can also define their own financial loss formula for customer-specific risk analysis in dollar amounts.
Identity Assurance and Privacy Protection are Essential for Today's Enterprises
Identity and access management continues to be a major cybersecurity concern for organizations and individuals that need to ensure their security and protect their privacy. Trusted identities are essential to confidence in IT and physical security strategies and to the success of Zero Trust security models and architectures. Telos is a longstanding leader in solutions that assure identity trust, mitigate risk to critical infrastructure, and reduce the threat of sensitive information exposure.

Our IDTrust360® digital identity management platform integrates the full spectrum of identity and access management technologies in a cloud-based system that's quickly scalable to enterprise requirements. Our ONYX® touchless mobile fingerprinting solution captures fingerprints using the rear-facing camera on most off-the-shelf smartphones, replacing expensive physical hardware infrastructure for capturing fingerprints and streamlining customer identification and background checks in financial services, law enforcement, healthcare, and enterprise identity and authentication.
We also maintain government certifications and designations that distinguish Telos in the identity and access field, including TSA PreCheck enrollment provider, Designated Aviation Channeling provider, FBI-approved Channeler, and Financial Industry Regulatory Authority Electronic Fingerprint Submission provider.
Global Networks and Worldwide Communications Need Baked-in Security
Today's enterprises are also in need of resilient cyber and information security capabilities to protect and defend critical infrastructure to ensure mission success. Telos Secure Networks offers secure mobility solutions, network architecting, planning and installation, security compliance, and network management expertise to defend against cyber threats and vulnerabilities. Telos Secure Networks offers these capabilities and more — on-premises, deployed, and in the cloud — to transform and empower military, government, and commercial enterprises to meet their critical and operational needs.
Telos is a certified IT company offering technical expertise, global reach, and strategic partnerships to meet our customers' most challenging issues. We have also built a culture of innovation focused on digital transformation — taking complex technology solutions and making them actionable and secure with advanced capabilities such as RPA, multi-cloud migration, and risk management.
Telos serves the U.S. Air Force, U.S. Army, and other organizations in locations around the globe with base-level network support, deployable communications, modernized voice over IP solutions, infrastructure relocation and realignment, and other capabilities for secure enterprise communications. Our experience has prepared us for the unique responsibility of ensuring that the government's most critical information systems in the most sensitive locations are protected from threats in both the physical and virtual worlds.
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
Our firm-fixed-price activities consist principally of contracts for products and services at established contract prices. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2022, 2021, and 2020, the Company's revenue derived from firm-fixed-price contracts was 82.9%, 87.6%, and 84.3%, respectively; cost-plus contracts revenue was 11.1%, 7.3%, and 8.2%, respectively; and time-and-material contracts was 6.0%, 5.1%, and 7.5%, respectively.
Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could adversely impact our business include the implementation of future spending reductions and government shutdown. Despite the budget and competitive pressure affecting the industry, we believe we are well-positioned to expand existing customer relationships and benefit from opportunities that we have not previously pursued.
U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery, IDIQ, GSA schedules, OTA, and other multi-award contracts), which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process.

Backlog
Backlog is a useful measure in developing our annual budgeted revenue by estimating for the upcoming year our continuing business from existing customers and active contracts. We consider backlog, both funded and unfunded (as explained below), other expected annual renewals, and expansion planned by our current customers.
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

Table MD&A 1: Backlog by Segment
	As of December 31,
	2022	2021

	(in thousands)
Security Solutions
Funded backlog	$33,784	$35,382
Unfunded backlog	47,509	54,198
Total Security Solutions backlog	81,292	89,580
Secure Networks
Funded backlog	48,454	88,097
Unfunded backlog	82,296	68,730
Total Secure Networks backlog	130,750	156,827
Total
Funded backlog	82,238	123,479
Unfunded backlog	129,805	122,928
Total backlog	$212,043	$246,407
Financial Overview
A number of factors have affected our current and future financial growth, the most significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•On October 18, 2022, TSA issued an authority to operate to Telos ID for Telos' PreCheck® System. With TSA approval, Telos is providing its TSA PreCheck® enrollment services for a trial period to a limited population of applicants in order to validate systems and processes in advance of its full implementation as an authorized TSA PreCheck® enrollment provider. Once Telos successfully completes its trial period to the satisfaction of TSA, Telos will launch its services to the public more widely. Telos anticipates this launch will occur in calendar year 2023.
•On December 30, 2022, we entered into a new credit agreement with JPMorgan Chase N.A., which provides for a $30.0 million senior secured revolving facility with a maturity date of December 30, 2025, the option of issuing letters of credit and with an uncommitted expansion feature of up to $30.0 million of additional revolver facility. The revolving credit facility will be used for working capital and general corporate purposes. While there are no drawn funds from the revolving credit facility as of December 31, 2022, the cost of servicing any debt for a full year, as well as increasing interest rates, may have an impact on future interest expense.
•The winding down of certain projects, completion of several large programs in fiscal years 2021 and 2022, and new business wins below expectations resulted in a decline in current year revenue.
•In the fourth quarter of 2022, we committed to a restructuring plan resulting in a reduction of the Company's workforce, with a majority of the affected employees separating from the business in early 2023. The costs associated with the restructuring plan include employee severance–related benefit costs (including outplacement services and continuing health insurance coverage).

Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, gross profit, and Adjusted EBITDA. We evaluate our results of operations by considering the drivers causing changes in these measures. We evaluate significant trends and fluctuations in our contract portfolio over time due to contract awards and completions, changes in customer requirements and changes in the volume of product and software sales. Changes in costs of revenue as a percentage of revenue other than from revenue volume or cost mix are driven by changes in the compensation expense and other allocated costs and/or cumulative revenue adjustments due to changes in estimates. Changes in operating cash flows are driven by changes in cash generated through delivery of products and services, fluctuations in current assets and liabilities and the impact of changes in the timing of cash receipts or disbursements.
Results of Operations
Consolidated Results

Table MD&A 2: Consolidated Financial Results Comparison
	For the Year Ended December 31,
	2022	2021	Change ($)

	(dollars in thousands)
Revenue	$216,887	$242,433	$(25,546)
Cost of sales	137,844	156,404	(18,560)
Gross profit	79,043	86,029	(6,986)
Gross margin	36.4%	35.5%
Selling, general and administrative expenses	132,893	127,493	5,400
Selling, general and administrative expense as percentage of revenue	61.3%	52.6%
Operating loss	(53,850)	(41,464)	(12,386)
Other income/(expense)	1,350	(921)	2,271
Interest expense	(874)	(777)	(97)
Loss before income taxes	(53,374)	(43,162)	(10,212)
(Provision for)/benefit from income taxes	(54)	28	(82)
Net loss	$(53,428)	$(43,134)	$(10,294)
Our business segments have different factors driving revenue fluctuations and profitability. The discussion of the changes in our net revenue and profitability are covered in greater detail under the section that follows "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Selling, general, and administrative ("SG&A") expenses increased by $5.4 million or 4.2% in 2022 compared to 2021. This is primarily due to increases in stock-based compensation by $3.6 million and labor costs by $3.0 million, offset by a decrease in outside services of $1.3 million. In 2022, labor costs include termination benefits related to the restructuring plan aggregating to $2.2 million, with no similar cost in 2021.
Other income/(expense) increased by $2.3 million due to dividend income from money market placements amounting to $1.0 million earned in 2022 without similar income in 2021, and other expenses of $0.9 million for the settlement of outstanding litigation in 2021, with no similar cost in 2022. There was no significant change in interest expense between comparable periods.
The increase in the income tax provision in 2022 compared to 2021 is primarily due to an increase in state income taxes.

Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 3: Security Solutions Segment - Financial Results Comparison
	For the Year Ended December 31,
	2022	2021	Change ($)

	(dollars in thousands)
Revenues	$120,454	$123,534	$(3,080)
Gross profit	61,948	64,904	(2,956)
Gross margin	51.4%	52.5%	(1.1)%
Our Security Solutions segment revenue decreased by $3.1 million or 2.5% in fiscal year 2022 compared to fiscal year 2021, primarily as a result of the Census program ending in 2021.
Likewise, the segment gross profit decreased by $3.0 million or 4.6% in 2022 compared to 2021 and segment gross margin also decreased from 52.5% in 2021 to 51.4% in 2022. The decrease in gross margin is the result of changes in the mix of programs within the portfolio and lower margin of certain projects within the segment.

Table MD&A 4: Secure Networks Segment - Financial Results Comparison
	For the Year Ended December 31,
	2022	2021	Change ($)

	(dollars in thousands)
Revenues	$96,433	$118,899	$(22,466)
Gross profit	17,095	21,125	(4,030)
Gross margin	17.7%	17.8%	(0.1)%
Our Secure Networks segment revenue decreased by $22.5 million or 18.9% in 2022 compared to 2021, primarily due to the expected wind-down in 2022 and completion of large programs in the second half of 2022.
Segment gross profit decreased by $4.0 million or 19.1% in 2022 compared to 2021, primarily as a result of the decline in year-to-date segment revenue. Segment gross margin slightly decreased from 17.8% in 2021 to 17.7% in 2022.
Non-GAAP Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), Adjusted Earnings Per Share ("EPS") and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, an alternative to net loss as determined by GAAP. We define EBITDA as net (loss)/income, adjusted for non-operating expense/(income), interest expense, provision for/(benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for restructuring expenses and stock-based compensation expense. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue.

Table MD&A 5: Reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
	For the Year Ended December 31,
	2022		2021
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(53,428)	(24.6)%	$(43,134)	(17.8)%
Other (income)/expense	(1,350)	(0.6)%	921	0.4%
Interest expense	874	0.4%	777	0.3%
Provision for/(benefit from) income taxes	54	—%	(28)	—%
Depreciation and amortization	5,890	2.7%	5,624	2.4%
EBITDA	(47,960)	(22.1)%	(35,840)	(14.7)%
Restructuring expenses (1)	2,767	1.3%	—	—%
Stock-based compensation expense (2)	64,660	29.8%	60,231	24.8%
Adjusted EBITDA	$19,467	9.0%	$24,391	10.1%
(1) The restructuring expenses adjustment to EBITDA includes severance and other related benefit costs (including outplacement services and continuing health insurance coverage) associated with a reduction in workforce.
(2) The stock-based compensation adjustment to EBITDA for fiscal year 2022 is made up of $62.5 million of stock-based compensation expenses for the awarded service-based restricted stock units ("RSUs") and performance-based restricted stock units ("PRSUs"), and $2.1 million of other sources of stock-based compensation expense. The other source of stock-based compensation consists of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in a change in estimate that would add back to Adjusted EBITDA.
Adjusted Net Income and Adjusted EPS - Non-GAAP
Adjusted Net Income and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to net (loss)/income as determined by GAAP. We define Adjusted Net Income as net loss, adjusted for non-operating expense/(income), restructuring expenses and stock-based compensation expense. We define Adjusted EPS as Adjusted Net Income divided by the weighted-average number of common shares outstanding for the period.

Table MD&A 6: Reconciliation of Net Loss to Non-GAAP Adjusted Net Income and Adjusted EPS
	For the Year Ended December 31,
	2022		2021
	Adjusted Net Income/(Loss)	Adjusted Earnings Per Share	Adjusted Net Income/(Loss)	Adjusted Earnings Per Share

	(in thousands, except per share data)
Reported GAAP measure	$(53,428)	$(0.79)	$(43,134)	$(0.65)
Adjustments:
Other (income)/expense	(1,350)	(0.02)	921	0.01
Restructuring expenses (1)	2,767	0.04	—	—
Stock-based compensation expense (2)	64,660	0.96	60,231	0.91
Adjusted non-GAAP measure	$12,649	$0.19	$18,018	$0.27
Weighted-average shares of common stock outstanding, basic	67,559		66,374
(1) The restructuring expenses adjustment to net loss includes severance and other related benefit costs (including outplacement services and continuing health insurance coverage) associated with a reduction in workforce.
(2) The stock-based compensation adjustment to net loss for fiscal year 2022 is made up of $62.5 million of stock-based compensation expenses for the awarded RSUs and PRSUs, and $2.1 million of other sources of stock-based compensation expense. The other source of stock-based compensation consists of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in a change in estimate that would add back to Adjusted Net Income/(Loss).

Free Cash Flow
Free cash flow, as reconciled in the table below, is a non-GAAP financial measure defined as net cash provided by or used in operating activities less purchases of property and equipment and capitalized software development costs plus net cash proceeds from resale of software under other financing obligations. This non-GAAP financial measure may be a useful measure for investors and other users of our financial statements as a supplemental measure of our cash performance and to assess the quality of our earnings as a key performance measure in evaluating management.

Table MD&A 7: Free Cash Flow
	For the Year Ended December 31,
	2022	2021

	(in thousands)
Net cash flows provided by operating activities	$16,508	$7,262
Adjustments:
Purchases of property and equipment	(1,009)	(3,201)
Capitalized software development costs	(12,708)	(9,968)
Net cash proceeds from resale of software	8,457	—
Free cash flow	$11,248	$(5,907)
Each of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS and Free Cash Flow has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS and Free Cash Flow does not reflect our future requirements for capital expenditures or contractual commitments, does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS and Free Cash Flow differently than we do, which limits their usefulness as comparative measures. Because of these limitations, neither EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS nor Free Cash Flow should be considered as a replacement for net (loss)/income, earnings per share or net cash flows provided by operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations, and availability under our revolving credit facility. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity.
Upon the closing of the IPO in November 2020, we issued 17.2 million shares of our common stock at a price of $17.00 per share, generating net proceeds of approximately $272.8 million. We used approximately $108.9 million of the net proceeds in connection with the exchangeable redeemable preferred stock conversion (see Note 13 – Exchangeable Redeemable Preferred Stock Conversion), $30.0 million to fund our acquisition of the outstanding Class B Units of Telos ID (see Note 11 – Purchase of Telos ID Non-controlling Interests), and $21.0 million to repay our outstanding senior term loan and subordinated debt (see Note 12 – Debt and Other Obligations). On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase warrants to purchase 900,970 shares of our common stock owned by EnCap (see Note 12 - Debt and Other Obligations). Further, on July 30, 2021, we used approximately $5.9 million of the net proceeds to acquire the assets of DFT (see Note 10 – Acquisition). We intend to use the remaining net proceeds of the IPO and the follow-on offering for general corporate purposes.
As of December 31, 2022, we had cash and cash equivalents of $119.3 million and our working capital was $122.5 million. In addition, on December 30, 2022, we entered into a $30.0 million senior secured revolving credit facility, with an expansion feature of up to $30.0 million of additional revolver capacity.

We place a strong emphasis on cash flow generation. This focus gives us the flexibility for capital deployment while preserving a strong balance sheet to position us for future opportunities. We believe we have adequate funds on hand to execute our financial and operating strategy. Our overall financial position and liquidity are strong. Although no assurances can be given, we believe that funds generated from operations, available cash balances and access to our revolving credit facility are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.
Senior Credit Facility
On December 30, 2022, Telos (as borrower) and its subsidiaries (as guarantors) entered into a Credit Agreement with JPMorgan Chase Bank, N.A. that provides for a $30.0 million senior secured revolving credit facility, with the option of issuing letters of credits thereunder and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity (the "Loan"). The Loan will mature on December 30, 2025 and is subject to acceleration in the event of customary events of default.
Borrowings under the Credit Agreement will accrue interest and we may elect to borrow (at our option) at (i) the Alternative Base Rate, plus 0.9%; (ii) Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR"), plus 1.9%; and (iii) Adjusted Term SOFR, plus 1.9%. After the occurrence and during the continuance of any event of default, the interest rate may increase by an additional 2.0%. We are also paying costs and customary fees, including a closing fee, commitment fees and letter of credit participation fee, if any, payable to the Agent and Lenders, as applicable, in connection with the Loan.
The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type and includes a maximum senior leverage ratio financial covenant. In connection with the Credit Agreement, the Agent has been granted, for the benefit of the Lenders, a security interest in and general lien upon various property of the Company and the Guarantors, subject to certain permitted liens and encumbrances. The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement.
As of December 31, 2022, there were no outstanding balances under the revolving credit facility and we were in compliance with all covenants contained in the Credit Agreement.
Other Financing Obligations
Telos entered into a Master Purchase Agreement ("MPA") with a third-party buyer ("Buyer") for $9.1 million ("Assignment Price") relating to software licenses under a specific delivery order ("DO") with our customer resulting in proceeds from other financing obligations of $9.1 million in November 2022. Under the MPA, we sold, assigned and transferred all of our rights, title and interest in (i) the DO payments from the customer and (ii) the underlying licenses. The DO covers a base period with an option for the customer to exercise three (3) additional 12-month periods through January 2026. The DO payments assigned to the Buyer are billable to the customer at the beginning of the base period and for each option year exercised. The underlying licenses were acquired for resale, see Note 8, Intangible Assets, net for further details.
On February 9, 2023, the customer notified Telos that it would not exercise the first option period under the DO. The MPA provides that, if the customer terminates the DO for non-renewal and the Buyer reasonably concludes that the customer's actions constitute grounds for filing a claim with the customer's contracting officer, Buyer and Telos will cooperate in preparing such a claim, which would be filed in Telos' name. Buyer has notified Telos of its intent to pursue a claim against the customer.
Cash Flow

Table MD&A 8: Cash Flows Information
	For the Year Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$16,508	$7,262
Net cash used in investing activities	(13,717)	(19,094)
Net cash (used in)/provided by financing activities	(9,915)	32,349
Net change in cash, cash equivalents, and restricted cash	$(7,124)	$20,517
Net cash provided by operating activities for the years ended December 31, 2022 and 2021 was $16.5 million and $7.3 million, respectively. The cash flow from operating activities is primarily driven by the Company's operating losses, the timing of receipts of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. The $9.2 million increase is due to favorable changes in certain operating assets and liabilities, particularly on receivables.

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $13.7 million and $19.1 million, respectively. Our investing activities include cash paid for capital expenditure and business acquisition. Capital expenditures for the year ended December 31, 2022 and 2021, consisted of the capitalization of software development costs of $12.7 million and $10.0 million, respectively, and the purchases of property and equipment of $1.0 million, and $3.2 million, respectively. In 2021, we paid $5.9 million of cash for the acquisition completed in July 2021.
For the year ended December 31, 2022, net cash used in financing activities was $9.9 million compared to net cash provided by financing activities of $32.3 million in 2021. This is primarily attributable to payments under finance leases for both periods, payments of tax withholding related to the net share settlement of equity awards of $5.7 million in 2022, and the repurchase of common stock of $11.1 million in 2022 under the Share Repurchase Program, partially offset by the proceeds from the other financing obligations of $9.1 million. By contrast, in 2021, there was a cash inflow from the follow-on offering that generated $64.3 million of net proceeds, reduced by $2.4 million of final distributions to the Class B members of Telos ID in the first quarter, $26.9 million to repurchase the outstanding warrants and $1.3 million to repurchase the common stock held by EnCap fund holders.
Commitments
The Company does not have any other contractual obligations at December 31, 2022, except for the commitments on the existing lease obligations on various office space and equipment under non-cancelable operating and finance leases. We reported current and long term lease liabilities.

Table MD&A 9: Contractual Obligations
		Payments due by Period
	Total	2023	2024 - 2026	2027 - 2029	Thereafter

	(in thousands)
Other financing obligations	$8,458	$1,247	$7,211	$—	$—
Finance lease obligations (1)	15,118	2,203	6,944	5,971	—
Operating lease obligations (1) (2)	400	373	27	—	—
Total contract obligations	$23,976	$3,823	$14,182	$5,971	$—

(1) Includes interest expense	$2,278	$611	$1,303	$364	$—
(2) Includes operating lease right-of-use obligations and short-term leases with terms of 12 months or less. We have various lease agreements pursuant to ASC 842, "Leases" that require us to record the present value of the minimum lease payments for such lease properties.

On December 30, 2022, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. We had no outstanding balances under the facility as of December 31, 2022 with $30 million of available capacity. See Note 12 - Debt and Other Obligations, to the Consolidated Financial Statements for information regarding the terms of the facility.
In addition, there were no outstanding commitments that were considered material for capital expenditures on December 31, 2022.
See Note 22 - Commitment and Contingencies, to the Consolidated Financial Statements for further discussion of other commitment and contingencies.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information, and may change in the future as more current information is available.
Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain; as a result, actual results could differ from those estimates.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements in fiscal year 2022 are described below. It is not intended to be a comprehensive list of all significant accounting policies that are more fully described in the notes to consolidated financial statements contained within this report.

Revenue Recognition
Although most of our revenue is recognized concurrently with billing or with the passage of time, some of our revenue requires us to make estimates. The timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period. Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price, net of any discounts, to each performance obligation based on the standalone selling price of the product or service underlying each performance obligation. The standalone selling price is either based on estimated or actual costs plus a reasonable profit margin or the observable price of a good or service when Telos sells that good or service separately in similar circumstances and to similar customers. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration, as applicable. The transaction price is allocated to each distinct performance obligation within the contract and recognized as revenue when, or as, the performance obligation is satisfied.
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
For contracts where revenue is recognized over time, we recognized revenue based on progress towards completion of the performance obligation, using costs incurred to date relative to total estimated cost at completion to measure progress on a proportional performance basis for our contracts. Due to the nature of the work required to be performed on certain contracts, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. During the year ended December 31, 2022, there is no catch-up revenue recognized as a result of changes in contract estimates noted.
Goodwill and Other Long-Lived Assets
We evaluate the impairment of goodwill and other long-lived assets in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles – Goodwill and Other." Management annually reviews goodwill and other long-lived assets for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If we determine that the carrying value of the goodwill and other long-lived assets may not be recoverable, we will record an impairment charge for the amount by which the carrying value of the goodwill and other long-lived assets exceeds its fair value.
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
We measure fair value based on a discounted cash flow method, which requires management's judgment with respect to forecasted revenue, operating margins, capital expenditures, and selection and use of an appropriate discount rate commensurate with the risk inherent in each of our reporting units' current business models. We utilize the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. Our estimate of cash flows and discount rate are subject to change due to the economic environment. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company.
We amortized intangible assets over their respective estimated useful lives, and reviewed them for impairment whenever events or changes in business circumstances indicate the carrying value may not be recoverable. We completed the required annual impairment test of goodwill for all reporting units and other long-lived assets as of December 31, 2022, resulting in no impairments. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the reporting units exceeded their carrying value and thus, we did not proceed to the two-step goodwill impairment test.

Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes." Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We record net deferred assets to the extent we believe these assets will more likely than not be realized. The realizability of net deferred tax assets is based on all available evidence, including future taxable income projections, tax planning strategies, and reversal of taxable temporary differences. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when management believes it is more likely than not such asset will not be recovered, taking into consideration historical operating results, expectations of future earnings, tax planning strategies and the expected timing of the reversals of existing temporary differences.
Recent Accounting Pronouncements
See Note 2 - Significant Accounting Policies of the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
None.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Telos Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Telos Corporation (the "Company") as of December 31, 2022, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders' equity/(deficit) and cash flows for the year ended December 31, 2022, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls over the assessment of the accounting for forfeitures of non-standard equity awards.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Estimated Costs to Complete Long-term Contracts
As discussed in Note 3 to the consolidated financial statements, a portion of the Company's revenues of $216.9 million for the year ended December 31, 2022 were generated from long-term contracts. For the Company's long-term contracts, due to the transfer of control over time, revenue is recognized based on progress towards completion of the performance obligation. Management generally uses the cost-to-cost measure of progress on a proportional performance basis for its long-term contracts because management believes that measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which includes both the actual costs already incurred and the estimated costs to complete. Revenues are recorded proportionately as costs are incurred. Due to the nature of the work required to be performed on certain of the performance obligations, management's estimation of costs at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs, and the complexity of the work to be performed.
The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs to complete long-term contracts is a critical audit matter are (i) the significant judgment by management when estimating costs at completion and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to labor and subcontractor costs and materials and other direct costs. As previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management's process for estimating costs at completion for a sample of contracts (ii) evaluating the appropriateness of the cost-to-cost measure of progress, (iii) testing the completeness and accuracy of data used by management, and (iv) evaluating the reasonableness of management's significant assumptions related to labor and subcontractor costs and materials and other direct costs. Evaluating management's significant assumptions involved assessing whether the assumptions were reasonable by (i) performing a comparison of the originally estimated and actual costs incurred on a sample of similar completed contracts; (ii) assessing the reasonableness of estimated costs to complete on a sample of in-process contracts, including the timing of costs incurred and the related impacts on revenue; and (iii) performing retrospective reviews of a sample of contracts to understand and corroborate management's estimation process and budget-to-actual variances, if any.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
March 16, 2023

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Telos Corporation
Ashburn, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Telos Corporation (the "Company") and subsidiaries as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, LLP
We have served as the Company's auditor from 2007 to 2022.

McLean, Virginia
March 28, 2022

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021	2020

	(in thousands, except per share amounts)
Revenue – services	192,742	221,548	161,180
Revenue – products	24,145	20,885	18,737
Total revenue	216,887	242,433	179,917
Cost of sales – services	121,334	143,357	106,969
Cost of sales – products	16,510	13,047	10,528
Total cost of sales	137,844	156,404	117,497
Gross profit	79,043	86,029	62,420
Selling, general and administrative expenses:
Sales and marketing	16,582	19,655	6,176
Research and development	16,918	19,096	14,243
General and administrative	99,393	88,742	41,704
Total selling, general and administrative expenses	132,893	127,493	62,123
Operating (loss)/income	(53,850)	(41,464)	297
Other income/(expense)	1,350	(921)	(255)
Interest expense	(874)	(777)	(7,259)
Gain on redemption of public preferred stock	—	—	14,012
(Loss)/income before income taxes	(53,374)	(43,162)	6,795
(Provision for)/benefit from income taxes	(54)	28	46
Net (loss)/income	(53,428)	(43,134)	6,841
Less: Net income attributable to non-controlling interest	—	—	(5,154)
Net (loss)/income attributable to Telos Corporation	$(53,428)	$(43,134)	$1,687

Net (loss)/earnings per share:
Basic	$(0.79)	$(0.65)	$0.04
Diluted	$(0.79)	$(0.65)	$0.04

Weighted-average share outstanding:
Basic	67,559	66,374	41,642
Diluted	67,559	66,374	42,877
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net (loss)/income	$(53,428)	$(43,134)	$6,841
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(28)	(71)	38
Less: Comprehensive income attributable to non-controlling interest	—	—	(5,154)
Comprehensive (loss)/income attributable to Telos Corporation	$(53,456)	$(43,205)	$1,725
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021

	(in thousands, except per share and share data)
Assets:
Cash and cash equivalents	$119,305	$126,562
Accounts receivable, net	40,069	59,844
Inventories, net	2,877	1,247
Prepaid expenses	4,819	3,329
Other current assets	893	732
Total current assets	167,963	191,714
Property and equipment, net	4,787	6,088
Finance lease right-of-use assets, net	7,832	9,053
Operating lease right-of-use assets	341	852
Goodwill	17,922	17,922
Intangible assets, net	37,415	19,199
Other assets	1,137	1,253
Total assets	$237,397	$246,081
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other accrued liabilities	$22,551	$34,548
Accrued compensation and benefits	8,388	6,557
Contract liabilities	6,444	6,381
Finance lease obligations – current portion	1,592	1,461
Operating lease obligations – current portion	361	564
Other financing obligations – current portion	1,247	—
Other current liabilities	4,919	1,430
Total current liabilities	45,502	50,941
Finance lease obligations – non-current portion	11,248	12,840
Operating lease obligations – non-current portion	27	388
Other financing obligations – non-current portion	7,211	—
Deferred income taxes	758	723
Other liabilities	297	935
Total liabilities	65,043	65,827
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 67,431,632 shares and 66,767,450 shares issued and outstanding as of December 31, 2022 and 2021, respectively	106	105
Additional paid-in capital	412,708	367,153
Accumulated other comprehensive loss	(55)	(27)
Accumulated deficit	(240,405)	(186,977)
Total stockholders' equity	172,354	180,254
Total liabilities and stockholders' equity	$237,397	$246,081
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cash flows from operating activities:
Net (loss)/income	$(53,428)	$(43,134)	$6,841
Adjustments to reconcile net (loss)/income to cash provided by/(used in) operating activities:
Stock-based compensation	64,660	60,231	4
Depreciation and amortization	5,890	5,624	5,353
Provision for/(benefit from) doubtful accounts	99	7	(412)
Provision for doubtful non-trade receivables	—	—	569
Provision for deferred income tax	35	70	31
Loss on disposal of fixed assets	4	6	1
Accretion of discount on acquisition holdback	48	19	—
Amortization of debt issuance costs	—	—	978
Dividends from preferred stock recorded as interest expense	—	—	3,384
Gain on redemption of public preferred stock	—	—	(14,012)
Net loss on early extinguishment of debt and other transactions	—	—	275
Changes in other operating assets and liabilities:
Accounts receivable	19,675	(28,937)	(2,559)
Inventories	(1,630)	2,064	(1,346)
Intangible assets – software held for resale	(7,120)	—	—
Prepaid expenses, other current assets and other assets	(1,249)	(982)	(938)
Accounts payable and other accrued payables	(12,322)	16,086	3,413
Accrued compensation and benefits	(317)	(1,917)	(3,713)
Contract liabilities	63	727	(683)
Other current liabilities and other liabilities	2,100	(2,602)	710
Net cash provided by/(used in) operating activities	16,508	7,262	(2,104)
Cash flows from investing activities:
Capitalized software development costs	(12,708)	(9,968)	(6,681)
Purchases of property and equipment	(1,009)	(3,201)	(780)
Cash paid for acquisition	—	(5,925)	—
Net cash used in investing activities	(13,717)	(19,094)	(7,461)
Cash flows from financing activities:
Payments under finance lease obligations	(1,461)	(1,339)	(1,225)
Repurchase of common stock	(11,145)	(1,251)	—
Payment of tax withholding related to net share settlement of equity awards	(5,671)	—	—
Payments for debt issuance costs	(95)	—	—
Proceeds from other financing obligations	9,092	—	—
Payments of other financing obligations	(635)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	64,269	272,813
Repurchase of outstanding warrants	—	(26,894)	—
Redemption of public preferred stock	—	—	(108,878)
Purchase of Telos ID membership interest	—	—	(30,000)
Payment of senior term loan	—	—	(17,351)
Payment of subordinated debt	—	—	(3,657)
Amendment fee paid to lender	—	—	(100)
Distributions to Telos ID Class B member – non-controlling interest	—	(2,436)	(2,743)
Net cash (used in)/provided by financing activities	(9,915)	32,349	108,859
Net change in cash, cash equivalents, and restricted cash	(7,124)	20,517	99,294
Cash, cash equivalents and restricted cash, beginning of period	126,562	106,045	6,751
Cash, cash equivalents and restricted cash, end of period	$119,438	$126,562	$106,045
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid–in Capital	AOCI(1)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity/ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

	(in thousands)
Balance December 31, 2019	—	$—	45,143	$65	4,038	$13	$4,310	$6	$(145,530)	$4,514	(136,622)
Net income	—	—		—	—	—	—	—	1,687	5,154	6,841
Issuance of common stock upon conversion of Class A and Class B common stock	39,003	78	(45,143)	(65)	(4,038)	(13)	—	—	—	—	—
Issuance of common stock	25,622	25	—	—	—	—	291,997	—	—	—	292,022
Purchase of Telos ID membership interest	—	—	—	—	—	—	(25,511)	—	—	(4,489)	(30,000)
Foreign currency translation loss	—	—		—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	—	—	4	—	—	—	4
Distributions	—	—		—	—	—	—	—	—	(5,179)	(5,179)
Balance December 31, 2020	64,625	$103	—	$—	—	$—	$270,800	$44	$(143,843)	$—	127,104
Net loss		—		—		—	—	—	(43,134)	—	(43,134)
Issuance of common stock	2,050	2	—	—	—	—	64,267	—	—	—	64,269
Foreign currency translation loss	—	—	—	—	—	—	—	(71)	—	—	(71)
Stock-based compensation	132	—	—	—	—	—	60,231	—	—	—	60,231
Repurchase of outstanding warrants	—	—	—	—	—	—	(26,894)	—	—	—	(26,894)
Repurchase of common stock	(40)	—	—	—	—	—	(1,251)	—	—	—	(1,251)
Balance December 31, 2021	66,767	$105	—	$—	—	$—	$367,153	$(27)	$(186,977)	$—	180,254
Net loss	—	—	—	—	—	—	—	—	(53,428)	—	(53,428)
Foreign currency translation loss	—	—	—	—	—	—	—	(28)	—	—	(28)
Stock-based compensation	—	—	—	—	—	—	62,511	—	—	—	62,511
Repurchase of common stock	(1,550)	(1)	—	—	—	—	(11,283)	—	—	—	(11,284)
RSU vested, net of shares withheld to cover tax withholding	2,214	2	—	—	—	—	(5,673)	—	—	—	(5,671)
Balance December 31, 2022	67,431	$106	—	$—	—	$—	$412,708	$(55)	$(240,405)	$—	$172,354
(1) Accumulated Other Comprehensive Income
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Telos Corporation, together with its subsidiaries, (collectively, the "Company" or "Telos" or "We" or "Our"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We own the issued and outstanding share capital of ubIQuity.com, inc., a holding company for Xacta Corporation. We also hold a 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID"), Teloworks, Inc. ("Teloworks") and Telos APAC Pte. Ltd. ("Telos APAC").
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
On April 6, 2021, we completed our follow-on offering of 9.1 million shares of our common stock at a price of $33.00 per share, including 7.0 million shares of common stock held by certain existing stockholders of Telos. The offering generated approximately $64.3 million of net proceeds to Telos. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. On April 19, 2021, we used approximately $1.3 million of the net proceeds to repurchase 39,682 shares of our common stock and $26.9 million to repurchase the warrants to purchase 900,970 shares of our common stock owned by certain affiliates of EnCap. Further, on July 30, 2021, we used approximately $5.9 million of the net proceeds to acquire the assets of DFT. We used the remaining net proceeds for general corporate purposes.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principle of Consolidation
The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries (see Note 1 – Organization), all of whose issued and outstanding share capital is wholly-owned directly and indirectly by the Telos Corporation. All intercompany transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
Basis of Comparison
Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation. In the current period, we reclassified and presented the finance leases right-of-use assets separately from our property and equipment line item. The reclassification had no impact on our total assets or liabilities nor on our net (loss)/income or stockholders' equity.
Segment Reporting
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and assess performance. We operate our business in two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the line of business. We eliminate any inter-segment revenues and expenses upon consolidation. See Note 21 – Segment Information for further information.

Use of Estimates
Preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual results could differ from those estimates. We base our estimates on historical experience, currently available information, and various other assumptions that we believe are reasonable under the circumstances. Our estimate also considers the potential effect of the COVID-19 pandemic-related government actions, wherein the actual impact of the pandemic on our business could be materially different than our current estimates.
Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition on cost estimation on certain contracts, allowance for credit losses, inventory obsolescence, valuation allowance for deferred tax assets, income taxes, certain assumptions related to share-based compensation, valuation of intangible assets and goodwill, and contingencies. Actual results could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.
Concentrations
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable.
In consideration that a large amount of our working capital and total assets are held in cash and cash equivalents, we are exposed to credit risk in the event of default by the financial institutions to the extent of the amounts held in excess of federal insurance limits. Due to the financial strength and high credit quality of the financial institutions where the accounts are held, we do not believe that this credit risk makes it reasonably possible that a near-term severe impact risk of loss will occur.
The Company's receivables are primarily due from the U.S. government, or from prime contractors to whom we are subcontractors and the end customer is the U.S. government, and are generally considered collectable from the perspective of the customer's ability to pay. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of our customers. We maintain an allowance for estimated potential credit losses.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted cash represents funds that are held in our money market account but precluded from use of general business needs through contractual requirements. We report our restricted cash balance within "Other assets" on the consolidated balance sheets.
Contract Balances
The timing of revenue recognition may differ from the timing of billing and cash receipts from customers. Amounts are invoiced as work progresses, either at periodic intervals or upon achievement of contractual milestones. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance or when milestone payments from customers exceed revenue earned to date.
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract liabilities include deferred revenue, customer advances and billings in excess of revenue. Contract assets and liabilities are recorded net on a contract-by-contract basis and are classified based on the contract's operating cycle at the end of each reporting period.
Accounts Receivable
Accounts receivable includes the following:
Billed Receivables - Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms. Where we anticipate that an invoice will be issued within a short period of time and where the funds are considered collectible within standard contract terms, we include this balance as billable accounts receivable.
Unbilled Receivables - Unbilled receivables are balances which have not yet been billed due to timing, most commonly just a month delayed from the timing of revenue recognition and the actual bill being presented to the customer. The company has fulfilled all requirements in order to bill the customer and collect the funds.
Contract Assets - Contract assets are receivables for which the right to consideration is conditional upon factors other than the passage of time. The timing of these billings is generally driven by contractual terms, which may have billing milestones that are different from revenue recognition milestones.

Both billed and unbilled balances are recorded at their face amount less an allowance for credit losses over the contractual payment terms of the receivable. Collectability of these amounts are periodically reviewed based upon managements' knowledge and analysis of available information as of the balance sheet date, including any specific circumstances related to overdue balances, length of time that the receivable has been outstanding, historical bad debts and aging trends, and other general and contract specific factors. The allowance for credit losses is adjusted based on such evaluation. Accounts receivable balances are written off against the allowance when management deems the balances uncollectible.
Our contract asset balance is recorded at the net amount expected to be billed for services performed once the objective criteria laid out by the contract has been met.
Inventories
Inventories are valued at the lower of cost or net realizable value, where cost is determined using the weighted-average method. The value of inventory is adjusted for damaged, obsolete, excess and slowing-moving inventory. Net realizable value of inventory is estimated based on the historical obsolescence experience and planned usage.
Inventories are substantially comprised of finished goods that are purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is recorded over the assets' estimated useful lives using the straight-line method, which is 3-5 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their useful life or the remaining terms of the lease.
Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, such amounts are negligible. Repairs and maintenance costs are expensed as incurred.
We evaluate our long-lived assets, including property and equipment, for impairment whenever circumstances indicate that the carrying amount of the asset exceeds its estimated fair value. Considerable management judgment is necessary to estimate its fair value. Accordingly, actual results could differ from such estimates. No events have been identified that caused an evaluation of the recoverability of long-lived assets.
Leases
We determine if an arrangement is a lease and we account for leases in accordance with ASC Topic 842, "Leases." We entered into contractual arrangements primarily for the use of real estate facilities, and certain other equipment. We determine the classification of the lease under these arrangements, if any, at inception based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether we have a right to direct the use of the asset.
Leased property meeting certain criteria is capitalized at the present value of the related minimum lease payments. Amortization of finance lease ROU asset is computed using the straight-line method over the lesser of the lease term or the useful life of the related asset.
In accordance with ASC 842, we recorded operating lease ROU assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities which represent our obligation to make lease payments. Generally, we enter into operating lease agreements for facilities. The amount of operating lease liabilities due within 12 months are recorded in other current liabilities, with the remaining operating lease liabilities recorded as non-current liabilities in our consolidated balance sheets based on their contractual due dates. The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate on all operating leases. Some of our operating leases contain lease and non-lease components, which we account for as a single component. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term, and recorded within our consolidated statement of operations.
The related lease payments on short-term lease arrangements (leases of 1 year or less) are recognized as expensed on a straight-line basis over the lease term.
ROU assets are assessed for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and the carrying amount of the assets exceeds it estimated fair value.

Software Development Costs
We account for development costs of software in accordance with ASC Topic 985-20 ("ASC 985-20"), "Software – Costs of Software to be Sold, Leased, or Marketed" and ASC Topic 350-40 ("ASC 350-40")"Internal Use Software", depending on the intended use of the software being developed. Under ASC 985-20, all costs of developing software prior to establishing its technological feasibility are research and development costs and are expensed as incurred. Once technological feasibility has been established, subsequent costs should be capitalized until the software begins to be marketed or is released to customers after which the capitalized costs should be amortized and reviewed for impairment. Under ASC 350-40, we capitalized certain software development costs when the preliminary project stage is completed and the software has entered the application development stage. Once substantial testing is complete and the software is ready to be used, capitalization of costs cease.
Capitalized software development costs are amortized on a straight-line basis over the estimated economic life of the application, ranging from 2 - 5 years, beginning when the asset is ready for its intended use.
ASC 350-40 also requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. In accordance with ASC 350-40, (i) capitalized implementation costs are classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement, (ii) amortization of capitalized implementation costs are presented in the same income statement line item as the service fees for the related hosting arrangement, and (iii) cash flows related to capitalized implementation costs are presented within the same category of cash flow activity as the cash flow for the related hosting arrangements (i.e. operating activity). There are no capitalized implementation costs prior to fiscal year 2022. As of December 31, 2022, the net carrying value of the capitalized implementation costs related to hosting arrangements that were incurred during the application development stage aggregated to $0.3 million, net of amortization expense. These costs are related primarily to the implementation of a new enterprise resource planning system. The Company begins amortizing the capitalized implementation costs after all substantial testing was complete and ready for its intended use, and amortized over the expected term of the arrangement on a straight-line basis.
Software costs classified as held for resale are stated at the lower of cost or net realizable value. Software held for resale are amortized into cost of sales on the consolidated statements of operations. The Company reported the software held for resale as part of the Intangible Assets on the consolidated balance sheets.
Goodwill and Intangible Assets
Goodwill is recorded for the difference between the aggregate consideration paid for an acquisition and the fair value of net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for potential impairment. We evaluate the impairment of goodwill in accordance with ASC 350, which requires goodwill to be assessed on at least an annual basis, as of December 31 each year, for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.
We may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, and if so, we perform a quantitative test. We compare the carrying value of each reporting unit to its estimated fair value, and if the fair value is determined to be less than the carrying value, we recognize an impairment loss for the difference. The evaluation is based on the estimation of the fair values at the reporting unit level in comparison to the reporting unit's net asset carrying values. Our discounted cash flows requires management's judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilize the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate.
The Company's goodwill is amortized and deducted over a 15-year period for tax purposes. See Note 7 – Goodwill for additional information.
Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. If such evaluation indicates that the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset's carrying amount to its estimated fair value.

In addition to the recoverability assessment, the Company routinely reviews the remaining lives of its long-lived assets. Any reduction in the useful life assumptions will result in increased depreciation or amortization expense in the period when such determinations are made, as well as in subsequent periods. There are no changes in the estimated useful lives of long-lived assets for the periods presented.
Fair Value Measurements
U.S. GAAP provides a framework for measuring fair value and expands disclosures about fair value measurements. The framework requires the valuation of investments using a three-tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following categories:
•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities;
•Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
•Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).
As of December 31, 2022 and 2021, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.
For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.
Research and Development
Research and development expenses consist primarily of employee-related expenses (such as salaries, taxes, benefits and stock-based compensation), allocated overhead costs and outside services costs related to the development and improvement of the Company's software. Research and development costs are generally expensed as incurred, except for costs incurred in connection with the development of software that qualify for the capitalization as described in our software development costs policy.
Advertising Costs
Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense was $1.3 million, $1.8 million, and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Stock-Based Compensation
Our 2016 Omnibus Long-Term Incentive Plan, as amended (the "2016 LTIP"), provides for the grant of restricted stock units with time-based vesting ("Service-Based RSU" or "RSU") and restricted stock units with performance-based vesting ("Performance-Based RSU" or "PRSU") to our senior executives, directors, employees and other eligible service providers. Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, who has the discretion to establish the terms, conditions and criteria of the various awards, including the weighting and vesting schedule of Service-Based RSUs and the performance conditions applicable to the Performance-Based RSUs, including the achievement of certain financial performance criteria or price targets for our common stock. Upon vesting, Service-Based RSUs and Performance-Based RSUs will be settled in the Company's common stock.
•Service-Based RSUs granted to eligible employees as an incentive generally may vest in installments over a period of up to three years from the date of grant. The grant date fair value per share is equal to the closing stock price on the date of grant.
•Performance-Based RSUs may vest upon the achievement of a defined performance target or at the end of the defined performance period from the date of grant, whichever initially occurs. The grant date fair value per share of these Performance-Based RSUs is equal to the closing stock price on the date of the grant or the fair value of the award on the grant date as determined through an independent valuation for Performance-Based RSUs with market conditions. Performance-Based RSUs may vest upon the achievement of certain price targets or market conditions for the Company's common stock anytime or certain operational milestones over a three-year period from the date of grant. In order to reflect the substantive characteristics of these market condition awards, the Company employs a Monte Carlo simulation valuation model to calculate the grant date fair value and corresponding requisite service period of the award. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such awards based on a large number of possible stock price path scenarios.
We recognize these share-based payment transactions when services from the employees are received and recognize a corresponding increase in additional paid-in capital in our consolidated balance sheets, in accordance with ASC 718, "Compensation - Stock Compensation." The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award is recognized ratably over the requisite service period for the entire award, which is the period during which an employee is required to provide service in exchange for an award. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not or are no longer considered probable, no compensation expense for these awards is recognized, and any previously recognized expense is reversed. If the performance condition is achieved prior to the completion of the requisite service period, any unrecognized compensation expense will be recognized in the period the performance condition is achieved. Compensation expense for awards with market conditions is recognized over the derived service period, or sooner, if the market condition is achieved. Previously recognized expense for awards with market conditions will never be reversed subsequent to completion of the derived service period even if the market conditions are never achieved. We recognize forfeitures of share-based compensation awards as they occur. Share-based compensation expense is recognized as part of the cost of sales and selling, general and administrative expenses in our consolidated statements of operations.
Net (Loss)/Earnings per Share
Basic net (loss)/earnings per share is computed by dividing the net (loss)/earnings by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net (loss)/earnings per share is computed by dividing the net (loss)/earnings by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested restricted common stock and warrants.
Other Comprehensive (Loss)/Income
Our functional currency is the U.S. Dollar. For one of our wholly-owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the periods presented. Translation gains and losses are included in stockholders' equity as a component of accumulated other comprehensive (loss)/income.

Restructuring Expenses
The determination of when the Company accrues for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements, such as those documented by employment agreements, in accordance with ASC 712 ("ASC 712"), "Compensation – Nonretirement Postemployment Benefits." Under ASC 712, liabilities for postemployment benefits are recorded at the time of obligations are probable of being incurred and can be reasonably estimated. When applicable, the Company records such costs into operating expenses.
In the fourth quarter of 2022, the Company committed to a restructuring plan resulting in a reduction of the Company's workforce, with a majority of the affected employees separating from the business in early 2023. As a result of the workforce reduction, the Company accrued for involuntary termination benefits consisting of employee severance-related benefit costs (including outplacement services and continuing health insurance coverage). During the year ended December 31, 2022, the Company recorded approximately $2.8 million in involuntary termination benefits, with no similar costs in prior years, and is recorded under "Selling, general and administrative expenses" on the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. This standard was effective for reporting periods beginning after December 15, 2020, which made this standard effective for us on January 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, "Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Entities should apply the amendments prospectively to business combinations that occur after the effective date. This standard will be effective for reporting periods beginning after December 15, 2022, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our consolidated financial position, results of operations, and cash flows.
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which requires a company that uses a supplier finance program in connection with the purchase of goods or services to disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. This standard will be effective for reporting periods beginning December 15, 2022, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our consolidated financial position, results of operations, and cash flows.
In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard will be effective for reporting periods beginning December 15, 2023, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our consolidated financial position, results of operations, and cash flows.

3. REVENUE RECOGNITION
We recognize revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer.
The Company follows the five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period. Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price, net of any discounts, to each performance obligation based on the standalone selling price of the product or service underlying each performance obligation.
Our contracts with the U.S. government are generally subject to the Federal Acquisition Regulation ("FAR") and the price is typically based on estimated or actual costs plus a reasonable profit margin. As such, the standalone selling price of products or services in our contracts with the U.S. Government are typically equal to the selling price stated in the contract. For non-U.S. Government contracts with multiple performance obligations, standalone selling price is the observable price of a good or service when Telos sells that good or service separately in similar circumstances and to similar customers.
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
The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 89%, 91% and 90% of our revenue for the years ended December 31, 2022, 2021 and 2020. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration.
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
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 11%, 9% and 10% of our revenue for the years ended December 31, 2022, 2021 and 2020.
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

Contract Estimates
Due to the transfer of control over time, revenue is recognized based on progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the performance obligations. We generally use the cost-to-cost measure of progress on a proportional performance basis for our long-term contracts because it best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which includes both the actual costs already incurred and the estimated costs to complete. Revenues are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on certain of our performance obligations, the estimation of costs at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.
Our contracts may include various types of variable consideration, such as claims (for instance, indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular Defense Contract Audit Agency audits of incurred cost submissions. This resulted in signed final rate agreement letters for fiscal years 2014 to 2016 and conformed incurred cost submissions for 2017 to 2021. We evaluated the resulting changes to revenue under the applicable cost-plus fixed fee contracts for the years 2014 to 2016 as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we have recognized revenue of $0.2 million during the year ended December 31, 2021. No revenue adjustment was recorded during the fiscal years ended December 31, 2022 and 2020.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. No contract losses were recorded during the years ended December 31, 2022 and 2020. We recorded an immaterial contract loss during the year ended December 31, 2021.
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
Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 21 – Segment Information, we disaggregate our revenue by customer and contract types. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially most of our revenues are generated from U.S. customers, while international customers are de minimis, as such the financial information by geographic location is not presented.

Table 3.1: Revenue by Customer Type
	For the Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Federal government	$205,538	95%	$232,876	96%	$171,677	95%
State & local government, and commercial	11,349	5%	9,557	4%	8,240	5%
Total revenue	$216,887		$242,433		$179,917

Table 3.2: Revenue by Contract Type
	For the Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$179,803	83%	$212,304	88%	$151,703	84%
Time-and-materials	12,963	6%	12,461	5%	13,455	8%
Cost plus fixed-fee	24,121	11%	17,668	7%	14,759	8%
Total revenue	$216,887		$242,433		$179,917

Table 3.3: Revenue Concentrations Greater than 10% of Total Revenue
	For the Year Ended December 31,
	2022	2021	2020
U.S. Department of Defense ("DoD")	74%	74%	65%
Civilian federal agencies	21%	22%	30%

Table 3.4: Contract Balances
		As of December 31,
	Balance Sheet Presentation	2022	2021

		(in thousands)
Billed account receivables (1)	Accounts receivable, net	$13,521	$18,470
Unbilled account receivables	Accounts receivable, net	11,657	7,563
Contract assets	Accounts receivable, net	14,891	33,811
Contract liabilities - current	Contract liabilities	6,444	6,381
(1) Net of allowance for credit losses
The significant changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. For the years ended December 31, 2022, 2021 and 2020, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $5.2 million, $4.3 million, and $5.3 million, respectively.
As of December 31, 2022, we had approximately $82.2 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 93% of our remaining performance obligations as revenue in 2023, and approximately 4% by 2024, with the remainder recognized thereafter.

4. ACCOUNTS RECEIVABLE, NET

Table 4.1: Details of Accounts Receivable, Net
	As of December 31,
	2022	2021

	(in thousands)
Billed accounts receivables	$13,655	$18,586
Unbilled accounts receivable	11,657	7,563
Contract assets	14,891	33,811
Allowance for credit losses	(134)	(116)
Accounts receivable, net	$40,069	$59,844
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 92% of our billed and unbilled accounts receivable, as of December 31, 2022, were directly with U.S. government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses.

Table 4.2: Allowance for Credit Losses Activities
	Balance Beginning of Year	Bad Debt Expenses (1)	Write-Offs / Recoveries (2)	Balance End of Year

	(in thousands)
For the Year Ended December 31, 2022	$116	$99	$(81)	$134
For the Year Ended December 31, 2021	$308	$7	$(199)	$116
For the Year Ended December 31, 2020	$720	$(412)	$—	$308
(1) Accounts receivable reserves and reversals of allowance for subsequent collections, net
(2) Accounts receivable written-off and subsequent recoveries, net
On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company could sell certain accounts receivable (balance not to exceed $10.0 million) to a third party, or the "Factor", without recourse to the Company, with an availability period through June 30, 2022, and from year to year thereafter unless terminated in writing by the parties. There were no accounts receivable sold during 2022 and 2021, respectively. As of December 31, 2022 and 2021, there were no outstanding sold accounts receivable.
5. INVENTORIES, NET

Table 5.1: Details of Inventories, Net
	As of December 31,
	2022	2021

	(in thousands)
Gross inventory	$3,642	$2,108
Allowance for inventory obsolescence	(765)	(861)
Inventories, net	$2,877	$1,247

6. PROPERTY AND EQUIPMENT, NET

Table 6: Details of Property and Equipment, Net
	As of December 31,
	2022	2021

	(in thousands)
Furniture and equipment	$16,033	$15,420
Leasehold improvement	3,145	2,994
Property and equipment, at cost	19,178	18,414
Accumulated depreciation and amortization	(14,391)	(12,326)
Property and equipment, net	$4,787	$6,088
Depreciation and amortization expense was $2.4 million, $1.8 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
7. GOODWILL
The goodwill balance was $17.9 million as of December 31, 2022 and 2021, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment.
During the year ended December 31, 2021, the Company recorded goodwill of $3.0 million in connection with the DFT acquisition that was completed in July 2021. See Note 10 – Acquisition for further details.
As a result of the segment reorganization in 2021, as further discussed in Note 2 - Significant Accounting Policies, we reported two operating and reportable segments: Security Solutions and Secure Networks. The two operating and reportable segments represent the reporting units for purposes of testing goodwill.
The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company.
Goodwill is subject to annual impairment tests and in the interim if triggering events are present before the annual tests, we will assess impairment. At year-end, the Company performed its annual impairment test of goodwill for all of the reporting units, and no impairment charges were taken during the years ended December 31, 2022, 2021 and 2020.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
	Estimated useful life	As of December 31, 2022			As of December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

		(in thousands)
Acquired technology	8 years	$3,630	$(643)	$2,987	$3,630	$(256)	$3,374
Customer relationships	3 years	40	(19)	21	40	(5)	35
Software development costs	2 - 5 years	35,080	(7,793)	27,287	22,222	(6,432)	15,790
Subtotal		38,750	(8,455)	30,295	25,892	(6,693)	19,199
Software held for resale (1)		7,120	—	7,120	—	—	—
Total		$45,870	$(8,455)	$37,415	$25,892	$(6,693)	$19,199
(1) This amount is net of $0.7 million charged into cost of sales.
Amortization expense related to capitalized software development costs was $1.4 million, $1.6 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Amortization expense related to other intangible assets was $0.4 million, and $0.3 million for the years ended December 31, 2022, and 2021, respectively. No other intangible assets reported prior to the acquisition in 2021, see Note 10 – Acquisition for further details.
The Company did not recognize any impairment charges on intangible assets for the periods presented.

Table 8.2: Estimated Future Amortization Expense of Intangible Assets, Net
As of December 31, 2022
(in thousands)
Year Ending December 31, 2023	$6,046
Year Ending December 31, 2024	7,757
Year Ending December 31, 2025	5,699
Year Ending December 31, 2026	4,699
Year Ending December 31, 2027	3,936
Thereafter	2,158
Total	$30,295
Actual amortization expense in future periods could differ from these estimates as a result of impairments, timing of completion of in-process software development projects, future releases and other factors.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Accounts Payable and Other Accrued Liabilities
	As of December 31,
	2022	2021

	(in thousands)
Accounts payable	$12,606	$7,869
Accrued payables	9,945	25,300
Others	—	1,379
Accounts payable and other accrued liabilities	$22,551	$34,548

Table 9.2: Details of Other Current Liabilities
	As of December 31,
	2022	2021

	(in thousands)
Other accrued expenses	1,530	978
Restructuring expenses accrual	2,763	—
Other	626	452
Other current liabilities	$4,919	$1,430
10. ACQUISITION
On July 30, 2021, the Company acquired the assets of DFT and wholly-owned subsidiaries for a total purchase consideration of $6.7 million, inclusive of $0.3 million related to a pre-existing contractual arrangement with DFT. Upon closing, $5.9 million of cash was paid with an additional $0.6 million payable to DFT 18 months after the close date (the "holdback"). The holdback amount was discounted to its present value of $0.5 million using a discount rate relevant to the acquisition. The acquisition adds several new patents to the Company's library of biometric and digital identity intellectual property. The addition of contactless biometrics technology will enable the Company to better serve the needs of organizations in existing and new markets. The acquisition of the assets of DFT has been accounted for under U.S. GAAP using the acquisition method of accounting. The total purchase consideration of $6.7 million has been allocated among the assets acquired at their fair value at the acquisition date.
The Company recognized $3.7 million of intangible assets and $3.0 million of goodwill, which is housed in the Security Solutions operating segment. Goodwill is primarily attributable to excess of the purchase price over the acquired identifiable net tangible and intangible assets. The acquired intangible assets will be amortized on a straight-line basis over 3 - 8 years. The acquisition was considered an asset purchase for tax purposes and the recognized goodwill is deductible for tax purposes. Acquisition-related costs were immaterial and have been expensed as incurred.

11. PURCHASE OF TELOS ID NON-CONTROLLING INTERESTS
Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act in 2007. Prior to the IPO in November 2020, the Company owned a 50% interest in Telos ID, with the remaining interest owned by Hoya ID Fund A, LLC ("Hoya") as the non-controlling interest.
On October 5, 2020, we entered into a Membership Interest Purchase Agreement between the Company and Hoya to purchase all of the Class B Units of Telos ID ("Telos ID Units") owned by Hoya (the "Telos ID Purchase"). Upon the closing of the Telos ID Purchase, Telos ID became our wholly-owned subsidiary. On November 23, 2020, the Telos ID Purchase was consummated with the Company transferring $30.0 million in cash and issuing 7.3 million shares of our common stock at $20.39 per share (which totals approximately $148.4 million); the total consideration transferred to Hoya was $178.4 million. As part of the common stock issuance, the Company recognized a credit to additional paid-in-capital ("APIC") of $148.4 million. The Company further recognized a debit to APIC of $173.9 million as part of the elimination of Hoya's non-controlling interest in Telos ID. The net impact to APIC associated with the acquisition of the additional 50% interest in Telos ID was a debit of $25.5 million.
In fiscal year 2020, 50% of the profit allocated to the Class B member amounted to $5.2 million. During the year ended December 31, 2020, the Class B member received a total of $2.8 million of distribution and a final distribution of $2.4 million in January 2021.
12. DEBT AND OTHER OBLIGATIONS
Revolving Credit Facility
On December 30, 2022 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement"), by and among the Company, as borrower, Xacta Corporation, ubIQuity.com.inc, Teloworks, Inc., and Telos Identity Management Solutions, LLC, as guarantors, the lenders party thereto (the "Lenders"), and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement provides for a $30.0 million senior secured revolving credit facility with a maturity date of December 30, 2025, with the option of issuing letters of credit thereunder with a sub-limit of $5.0 million, and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity (the "Loan"). The Loan is subject to acceleration in the event of customary events of default. The Company has not drawn any amount under the Loan.
Borrowings under the Credit Agreement will accrue interest, at our option, at one of three variable rates, plus a specified margin. We can elect to borrow at (i) the Alternative Base Rate, plus 0.9%; (ii) Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR"), plus 1.9%; and (iii) Adjusted Term SOFR, plus 1.9%, as such capitalized terms are defined and calculated in the Credit Agreement. The Company may elect to convert borrowings from one type of borrowing to another type per the terms of the Credit Agreement. After the occurrence and during the continuance of any event of default, the interest rate may increase by an additional 2.0%. We are obligated to pay accrued interest (i) with respect to amounts accruing interest based on the Alternative Base Rate, each calendar quarter and on the maturity date, (ii) with respect to amounts accruing interest based on Adjusted Daily Simple SOFR, on each one month anniversary of the borrowing and on the maturity date, and (iii) with respect to amounts accruing interest based on Adjusted Term SOFR, at the end of the period specified per the Credit Agreement and on the maturity date. Upon five, three, or one days' prior notice, as applicable, we may prepay any portion or the entire amount of the Loan. We are also paying costs and customary fees, including a closing fee, commitment fees and letter of credit participation fee, if any, payable to the Agent and Lenders, as applicable, in connection with the Loan.
The Loan under the Credit Agreement is collateralized by substantially all of the Company's assets, including the Company's pledge of its domestic and material foreign subsidiary equity interests.
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of December 31, 2022.
The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement.

Other Financing Obligations
We entered into a Master Purchase Agreement ("MPA") with a third-party buyer ("Buyer") for $9.1 million ("Assignment Price") relating to software licenses under a specific delivery order ("DO") with our customer resulting in proceeds from other financing obligations of $9.1 million in November 2022. Under the MPA, we sold, assigned and transferred all of our rights, title and interest in (i) the DO payments from the customer and (ii) the underlying licenses. The DO covers a base period with an option for the customer to exercise three (3) additional 12-month periods through January 2026. The DO payments assigned to the Buyer are billable to the customer at the beginning of the base period and for each option year exercised. The underlying licenses were acquired for resale, see Note 8 – Intangible Assets, net for further details.
On February 9, 2023, the customer notified us that it would not exercise the first option period under the DO. The MPA provides that, if the customer terminates the DO for non-renewal and the Buyer reasonably concludes that the customer's actions constitute grounds for filing a claim with the customer's contracting officer, Buyer and Telos will cooperate in preparing such a claim, which would be filed in Telos' name. Buyer has notified Telos of its intent to pursue a claim against the customer.
Senior Term Loan
On January 25, 2017, we entered into a Credit Agreement (the "EnCap Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent") and the lenders party thereto (the "Lenders") (together referenced as "EnCap"). The EnCap Credit Agreement provided for an $11.0 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default. All borrowings under the Credit Agreement accrued interest at the rate of 13.0% per annum.
In connection with the EnCap Credit Agreement, the Company issued warrants (each, a "Warrant") to the Agent and certain of the Lenders representing in the aggregate the right to purchase in accordance with their terms 900,970 shares of the Class A Common Stock of the Company, no par value per share, which was equivalent to approximately 2.5% of the common equity interests of the Company on a fully diluted basis. The exercise price as $1.665 per share and each Warrant would expire on January 25, 2027. The value of the warrants was determined to be de minimis and no value was allocated to them on a relative fair value basis in accounting for the debt instrument. The Credit Agreement also included an $825,000 exit fee, which was payable upon any repayment or prepayment of the loan. This has been included in the total principal due and treated as an unamortized discount on the debt, which would be amortized over the term of the loan, using the effective interest method at a rate of 15.0%. In addition, incurred fees and transaction costs related to the issuance of the EnCap Credit Agreement were amortized over the life of this Agreement.
On July 19, 2019, the EnCap Credit Agreement was amended to, among others, provide an additional $5.0 million in principal borrowings, change the maturity date from January 25, 2022 to January 15, 2021 and increase the exit fee to $1.2 million. The exit fee had been included in the total principal due and treated as an unamortized discount on the debt, which was amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.
The EnCap Credit Agreement was further amended on March 26, 2020 to provide for four quarterly maturity date extensions, which would increase the Exit Fee payable under the Credit Agreement by $0.3 million for each quarterly maturity date extension elected, for a total of $1.0 million increase to the Exit Fee were all four of the maturity date extensions to be elected. The Company paid EnCap an amendment fee of $0.1 million and out-of-pocket costs and expenses in consideration for the March 2020 amendment.
On November 24, 2020, upon the closing of the IPO, the Company paid a total of $17.4 million which paid off the EnCap Credit Agreement in full, including an exit fee of $1.2 million, accrued interest of $0.1 million, and legal fees of $13,000. As a result, we recognized a loss on debt extinguishment of $0.1 million presented as a part of the non-operating expense in the consolidated statements of operations. For the year ended December 31, 2020, we incurred interest expenses amounting to $2.7 million.
On April 19, 2021, the Company entered into multiple Redemption Agreements and Warrant Redemption and Cancellation Agreements (collectively the "Repurchase Agreement") with EnCap and certain related funds that held the warrants to purchase 900,970 shares of the Company's common stock in addition to 39,682 shares of the Company's common stock. Under the Repurchase Agreement, the Company agreed to repurchase the outstanding warrants for $26.9 million and common stock for $1.3 million. The average price of the warrants and common stock repurchased were $29.85 per share and $31.51 per share, respectively. Upon settlement, the repurchased warrants were retired. The Company reduced common stock for the $0.001 par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of APIC. As a result of the repurchases, the Company recognized these amounts as a reduction to APIC.

Subordinated Debt
On March 31, 2015, the Company entered into unsecured Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter was the sole shareholder, owned 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million, with the outstanding principal bearing interest at a fixed rate of twelve percent (12%), payable quarterly starting August 20, 2015. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.
On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes were fully subordinated to the EnCap Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes were permitted only if certain conditions were met. All other terms remained in full force and effect.
On November 23, 2020, upon the closing of the IPO, the Porter Notes were paid in full. We incurred interest expense amounting to $0.3 million for fiscal year 2020 on the Porter Notes.
13. EXCHANGEABLE REDEEMABLE PREFERRED STOCK CONVERSION
Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, had been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990, recorded at fair value on the date of original issuance. In November 1998, we retired 410,000 shares of the Public Preferred Stock. Prior to the IPO, the total number of shares issued and outstanding was 3,185,586. The Public Preferred Stock was quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.
The Public Preferred Stock accrued a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and was fully cumulative. For the year ended December 31, 2020, we accrued dividends on the Public Preferred Stock amounting to $3.4 million, which was recorded as interest expense.
Upon the closing of the IPO, which constituted a qualified initial public offering for the purposes of the terms of the Exchangeable Redeemable Preferred Stock, each issued and outstanding share of Exchangeable Redeemable Preferred Stock automatically was converted (the "ERPS Conversion") into the right to receive (i) an amount of cash equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.85 and (ii) that number of shares of common stock (valued at the initial offering price to the public) equal to (I) the ERPS Liquidation Value; multiplied by (II) 0.90; multiplied by (III) 0.15. No fractional shares of common stock, however, were issued upon an ERPS Conversion Event but, in lieu thereof, the holder was entitled to receive an amount of cash equal to the fair market value of a share of common stock (valued at the initial offering price to the public) at the time of such ERPS Conversion Event multiplied by such fractional amount (rounded to the nearest cent). "ERPS Liquidation Value" means, per each share of Exchangeable Redeemable Preferred Stock, $10 together with all accrued and unpaid dividends (whether or not earned or declared) thereon calculated as of the actual date of an ERPS Conversion Event without interest, which was approximately $142.3 million as of November 19, 2020. All shares of common stock issued upon an ERPS Conversion were validly issued, fully paid and non-assessable. On November 23, 2020, holders of Exchangeable Redeemable Preferred Stock received $108.9 million in cash and 1.1 million shares of our common stock at $17 per share for a total value of $19.2 million in connection with the ERPS Conversion. The difference in the redemption value of the ERPS and the carrying value has been accounted for as a gain on extinguishment of debt in accordance with ASC 470 and ASC 480. Approximately $0.2 million of costs directly attributable to this redemption were applied against the gain, resulting in a net gain of $14.0 million.
14. STOCKHOLDERS' EQUITY
Capital Stock
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

On November 12, 2020, we filed Articles of Amendment (the "Articles") with the State Department of Assessments and Taxation of the State of Maryland, effective as of the same date (the "Effective Time"). The Articles amended the Company's charter to effect a reverse stock split such that (1) every 1.259446 shares of Class A Common Stock that were issued and outstanding immediately prior to the Effective Time were changed into one issued and outstanding share of Class A Common Stock, and (2) every 1.259446 shares of Class B Common Stock that were issued and outstanding immediately prior to the Effective Time were changed into one issued and outstanding share of Class B Common Stock. Also on November 12, 2020, we filed the Second Articles of Amendment and Restatement (the "Second Amended Articles") with the State Department of Assessments and Taxation of the State of Maryland, effective as of the same date (the "Effective Time"). The Second Amended Articles amended the Company's charter to effect a conversion of each share of the Class B Common Stock that was issued and outstanding immediately prior to the Effective Time into one fully paid and non-assessable share of Class A Common Stock. From and after the Effective Time, certificates representing the Class B Common Stock now represent the number of shares of Class A Common Stock in which such Class B Common Stock was converted. Also, at the Effective Time, the Class A Common Stock was renamed and re-designated as common stock, par value $0.001 per share, of the Corporation.
As of December 31, 2022 and 2021, there were 67,431,632 and 66,767,450 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding on either date.
Shares Repurchases
Relative to the Repurchase Agreements, as disclosed under Note 12 – Debt and Other Obligations above, the Company agreed to repurchase the 39,682 outstanding shares held by EnCap for $1.3 million on April 19, 2021.
Further, on May 24, 2022, the Company announced that the Board of Directors approved a new share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of December 31, 2022, there was $38.7 million of the remaining authorization for future common stock repurchases under the SRP.

Table 14.1: Share Repurchase Program Activity
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands, except per share and share data)
Amounts paid for shares repurchased (1)	$11,284	$—	$—
Number of shares repurchased	1,550,162	—	—
Average per share price paid (1)	$7.28	$—	$—
(1) Includes commission paid for repurchases on the open market
Other Comprehensive (Loss)/Income

Table 14.2: Components of Accumulated Other Comprehensive Loss
	As of December 31, 2022
	2022	2021

	(in thousands)
Cumulative foreign currency translation loss	$(162)	$(134)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive loss	$(55)	$(27)
15. EMPLOYEE BENEFIT PLAN
Telos sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. As of December 31, 2022, the Plan held 876,602 shares of Telos common stock. Prior to March 2022, we matched one-half of employee contribution to the Plan up to a maximum of 2% of such employee's eligible annual base salary. In March 2022, we increased the maximum employer match up to 4% of the employee's eligible annual base salary. Participant contributions vest immediately, and Telos contributions vest at the rate of 20% each year, with full vesting occurring after completion of five years of service. Telos intends to fund the employer matching contribution in Telos stock, but will have the discretion to fund the match in cash or a combination of stock and cash, and are funded in the first quarter of the subsequent year.
Our total contributions to the Plan for 2022, 2021, and 2020 were $2.2 million, $1.3 million, and $1.2 million, respectively.

16. STOCK-BASED COMPENSATION
The Company's stock-based compensation awards are under the 2016 LTIP and issue new shares upon the vesting of stock units under this plan. In October 2020, the Company amended the 2016 LTIP to increase the total number of shares available for issuance from 4,500,000 to 9,400,000 (equivalent to 7,459,913 shares after the stock split in November 2020) and extended the term to September 30, 2030. Our 2016 LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and dividend equivalent rights to our senior executives, directors, employees, and other eligible service providers.
The stock options granted under the 2016 LTIP expire no more than 10 years after the date of grant. No stock options granted under the 2016 LTIP are outstanding as of December 31, 2022. Approximately 0.4 million shares of our common stock were reserved for future grants as of December 31, 2022 under the 2016 LTIP.
The Company records stock-based compensation related to accrued compensation in which it intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash, as it has the right to dictate the form of these payments up until the date they are paid. In addition, stock-based compensation expense includes an immaterial increase of $1.3 million for the year ended December 31, 2022, to correct a prior period error. There were no income tax benefits recognized on the share-based compensation expense for these periods.

Table 16.1: Details of Stock-based Compensation Expense
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of sales - services	$3,497	$2,640	$—
Sales and marketing	4,668	7,189	—
Research and development	3,806	3,268	—
General and administrative	52,689	47,134	4
Total	$64,660	$60,231	$4

Table 16.2: Service-Based RSU and Performance-Based RSU Award Activity
	Service-Based RSU	Performance-Based RSU	Total	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2021	3,030,608	492,727	3,523,335	$34.24
Granted	3,987,911	—	3,987,911	9.89
Vested	(3,068,525)	—	(3,068,525)	21.39
Forfeited	(379,912)	(155,942)	(535,854)	32.95
Unvested outstanding units as of December 31, 2022	3,570,082	336,785	3,906,867	$19.53
Our key assumptions used to calculate the grant date fair value of the PRSU awards in 2021 include a performance period ranging from 2.45 to 2.92 years, expected volatility between 57.4% - 58.8%, and a risk-free rate of 0.18% - 0.29%. The fair value at the grant date and derived service periods calculated for these market condition PRSUs were $19.12 - $30.84 and between 0.38 - 0.76 years, respectively.
As of December 31, 2022, the intrinsic value of the RSU and PRSUs outstanding, exercisable, and vested or expected to vest was $19.8 million. There was $26.8 million of total compensation costs related to stock-based awards not yet recognized as of December 31, 2022, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.8 years.

17. (LOSS)/EARNINGS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net (loss)/earnings per share because to do so would be anti-dilutive.

Table 17.1: Potentially Dilutive Securities
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Unvested restricted stock and restricted stock units	529	520	60
Common stock warrants, exercisable at $1.665/sh.	—	400	901
Total	529	920	961
Performance-based RSUs of 336,785 have been excluded in the calculation of the potentially dilutive securities above because issuance of such shares are contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.
18. INCOME TAXES

Table 18.1: Components of Provision for/(Benefit from) Income Taxes
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Current provision/(benefit)
Federal	$—	$—	$—
State	19	(98)	(77)
Total current	19	(98)	(77)
Deferred tax expense
Federal	37	19	27
State	(2)	51	4
Total deferred	35	70	31
Provision for/(benefit from) income taxes	$54	$(28)	$(46)

Table 18.2: Reconciliation of Statutory Tax Rate to Actual Tax Rate
	For the Year Ended December 31,
	2022	2021	2020
Computed expected income tax provision	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.6	1.5	1.0
Change in valuation allowance for deferred tax assets	(3.7)	(7.9)	17.0
Cumulative deferred adjustments	(0.9)	—	0.7
Provision to return adjustments	0.1	(0.4)	0.5
Other permanent differences	(0.1)	(0.2)	1.0
Dividend and accretion on preferred stock	—	—	10.5
Gain on redemption of preferred stock	—	—	(43.3)
Stock-based compensation	(20.6)	—	—
Section 162(m) limitation - covered employees	(2.0)	(16.0)	14.6
Capitalization of IPO transaction costs	—	—	4.4
Uncertain tax positions	(0.5)	(0.6)	0.2
R&D credit	3.0	2.7	(12.4)
Non-controlling interest	—	—	(15.9)
Effective tax rate	(0.1%)	0.1%	(0.7%)

Table 18.3: Components of Deferred Tax Assets and Liabilities
	As of December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$33	$29
Allowance for inventory obsolescence and amortization	210	315
Accrued liabilities not currently deductible	1,151	1,713
Stock-based compensation	7,943	7,993
Accrued compensation	915	648
Lease liabilities	3,349	3,813
Section 163(j) interest limitation	—	54
Goodwill	34,009	37,394
Capitalized research and development costs	362	—
Net operating loss carryforwards - federal	6,034	5,681
Net operating loss carryforwards - state	1,155	1,014
R&D tax credit	3,760	2,645
Total gross deferred tax assets	58,921	61,299
Less valuation allowance	(57,559)	(55,588)
Total deferred tax assets, net of valuation allowance	1,362	5,711
Deferred tax liabilities:
Amortization and depreciation	(86)	(3,945)
Right-of-use assets	(2,034)	(2,489)
Total deferred tax liabilities	(2,120)	(6,434)
Net deferred tax liabilities	$(758)	$(723)

Table 18.4: Valuation Allowance Activity
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Balance at beginning of year	$55,588	$52,198	$7,206
Additions	1,971	3,390	44,992
Balance at end of year	$57,559	$55,588	$52,198
We establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. Based on available evidence, we have determined that a full valuation allowance is required as of December 31, 2022 and 2021. As a result of a full valuation allowance against our deferred tax assets and liabilities, a deferred tax liability related to indefinite-lived goodwill remains on our consolidated balance sheets on December 31, 2022 and 2021.
On December 31, 2022, for federal income tax purposes, there was approximately a $28.7 million net operating loss available to be carried forward to offset future taxable income. Approximately $10.6 million of these net operating loss carryforwards expire in 2037, the remaining will be carried forward indefinitely. As of December 31, 2022, there was approximately $5.0 million of R&D credit carryover which begins to expire in 2033. Certain tax attributes of the Company, including net operating losses and credits, would be subject to a limitation should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended, occur. The limitations resulting from a change in ownership could affect the Company's ability to utilize its tax attributes. A study was completed in 2020 which confirmed that no limitation applies to the Company's tax attributes as of December 31, 2020. We believe that ownership activity since December 31, 2020 would not result in limitation sufficient to result in the expiration of unused attributes.

Under the provisions of ASC 740, we determined that there were approximately $1.4 million, $1.1 million, and $0.8 million of unrecognized tax benefits as of December 31, 2022, 2021, and 2020, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021, and 2020 were $0.1 million, $0.2 million, and $0.3 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2022, 2021, and 2020 were $1.3 million, $0.9 million, and $0.5 million, respectively, of tax benefits that, if recognized, would not impact the effective tax rate due to the Company's valuation allowance. The Company had accrued interest and penalties related to the unrecognized tax benefits of $0.1 million and $0.2 million, which were recorded in other liabilities as of December 31, 2022 and 2021, respectively.
We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2013 to 2022, has not been extended beyond the applicable statute of limitations. As of December 31, 2022, the Company is not under examination by any federal tax jurisdiction, but is currently under examination by a state tax jurisdiction.

Table 18.5: Reconciliation of the Beginning and Ending Amounts of Unrecognized Tax Benefit
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Balance at beginning of year	$1,056	$763	$714
(Decrease)/increase in prior year tax positions	(5)	90	(104)
Increase related to current year tax positions	377	273	213
Decrease related to lapse of statutes	(71)	(70)	(60)
Balance at end of year	$1,357	$1,056	$763
19. LEASES
We lease office space facilities and equipment under non-cancelable operating and finance leases with various expiration dates, some of which contain renewal options. The Company's lease portfolio is comprised of two major classes. The lease of the Ashburn facility is accounted for as a finance lease. The other office spaces and equipment leased are accounted for as operating leases. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options.
In May 2014, the Company entered into a new lease arrangement with the new landlord on the Ashburn facility, which expires on May 28, 2029. In accordance with this lease agreement, the basic rent increases by a fixed 2.5% escalation annually.

Table 19.1: Details of Lease Costs
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Operating lease cost	$550	$713	$724
Short-term lease cost (1)	49	13	93
Finance lease cost
Amortization of finance lease assets	1,221	1,221	1,221
Interest on finance lease liabilities	688	758	822
Total finance lease cost	1,909	1,979	2,043
Total lease costs	$2,508	$2,705	$2,860
(1) Leases that have terms of 12 months or less.

Table 19.2: Future Minimum Lease Payments
	Operating Leases	Finance Leases

	(in thousands)
Year Ending December 31, 2023	$373	$2,203
Year Ending December 31, 2024	27	2,258
Year Ending December 31, 2025	—	2,314
Year Ending December 31, 2026	—	2,371
Year Ending December 31, 2027	—	2,431
Thereafter	—	3,541
Total minimum lease payments	400	15,118
Less: Imputed interest	(12)	(2,278)
Total lease obligations	388	12,840
Less: Current portion of lease obligations	(361)	(1,592)
Long-term lease obligations	$27	$11,248

Table 19.3: Weighted-Average Remaining Lease Terms and Discount Rates
	For the Year Ended December 31,
	2022	2021	2020
Weighted average remaining lease term (in years):
Finance leases	6.3 years	7.3 years	8.3 years
Operating leases	1.0 year	1.7 years	2.5 years
Weighted average discount rate:
Finance leases	5.04%	5.04%	5.04%
Operating leases	5.75%	5.75%	5.75%

Table 19.4: Supplemental cash flow information related to leases
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$603	$768	$745
Operating cash flows related to finance leases	688	758	820
Financing cash flows related to finance leases	1,461	1,339	1,225
20. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of ours since 1996. The amounts paid to this individual as compensation for the years ended December 31, 2022, 2021, and 2020 were $1.3 million, $0.5 million and $1.2 million, respectively. Additionally, Mr. Wood owned 178,041 and 73,562 shares of the Company's common stock as of December 31, 2022 and 2021, respectively. In January 2023, Emmett Wood tendered his resignation as an employee effective February 7, 2023.
On March 31, 2015, the Company entered into an interest-bearing subordinated debt with Mr. Porter and Toxford Corporation ("Porter Notes") for $2.5 million (see Note 12 - Debt and Other Obligations for further information on the Porter Notes). Toxford Corporation, of which Mr. Porter was the sole shareholder, owned 35.0% of our Class A Common Stock. The Porter Notes were paid in full upon the closing of the IPO in 2020. We incurred $0.3 million of interest expense for the year ended December 31, 2020.
One of the Company's directors serves as a consultant to the Company. In February 2022, the director and the Company amended the consulting agreement to provide that the Company would pay the remainder of the director's consulting fees for 2022 in a fixed price amount in the form of restricted stock units. The Company granted the director 26,091 restricted stock units on February 1, 2022, which vest quarterly in four equal amounts through the end of the year, subject to the director's continued performance under the consulting agreement. The cash amount paid for his consultancy services were $25,000, $0.3 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

21. SEGMENT INFORMATION
As noted in Note 2 - Significant Accounting Policies, we conduct our operations through two operating segments: Security Solutions and Secure Networks.
Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta, Telos Ghost, Telos Advanced Cyber Analytics, Telos AMHS and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud and/or cybersecurity solutions during the period. The majority of the operating costs relate to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
Our Secure Networks segment provides secure networking architectures and solutions to our customers through secure mobility solutions, and network management and defense services. Revenue is recognized over time as the work progresses on contracts related to managing network services and information delivery. Contract costs include labor, material, and overhead costs. Variances in costs recognized from period to period primarily reflect increases and decreases in activity levels on individual contracts.

Table 21.1: Results of Operations by Business Segment
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenues
Security Solutions	$120,454	$123,534	$127,667
Secure Networks	96,433	118,899	62,627
Inter-segment elimination	—	—	(10,377)
Total revenue	216,887	242,433	179,917
Gross profit
Security Solutions	61,948	64,904	50,458
Secure Networks	17,095	21,125	11,962
Total gross profit	79,043	86,029	62,420
Selling, general and administrative expenses	132,893	127,493	62,123
Operating (loss)/income	(53,850)	(41,464)	297
Other income/(expense)	1,350	(921)	(255)
Interest expense	(874)	(777)	(7,259)
Gain on redemption of public preferred stock	—	—	14,012
(Loss)/income before income taxes	(53,374)	(43,162)	6,795
(Provision for)/benefit from income taxes	(54)	28	46
Net (loss)/income	(53,428)	(43,134)	6,841
Less: Net income attributable to non-controlling interest	—	—	(5,154)
Net (loss)/income attributable to Telos Corporation	$(53,428)	$(43,134)	$1,687
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

22. COMMITMENT AND CONTINGENCIES
Legal Proceedings
On February 7, 2022, Telos and certain of its current and former officers were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Virginia ("Court"). In the complaint, the plaintiffs, who purport to represent a class of purchasers of Telos common stock between November 19, 2020, and March 16, 2022, allege that the defendants violated securities laws by failing to disclose delays relating to the launch of certain contracts between Telos and the Transportation Security Administration ("TSA") and the Centers for Medicare and Medicaid Services and to take into account those delays when providing a financial forecast for the Company's 2021 performance. On June 15, 2022, the Plaintiffs filed a consolidated complaint which added claims (i) concerning Telos' disclosure of revenue projections for these contracts, (ii) against the directors of Telos at the time of its initial public offering, and (iii) pursuant to Sections 11 and 15 of the Securities Act of 1933. On February 1, 2023, the Court dismissed the lawsuit in its entirety for failure to state a claim. The Court's order of dismissal provided the plaintiff twenty-one days within which to file a motion for leave to file an amended complaint, should they have a good faith basis to do so. On March 1, 2023, Plaintiffs filed a motion for leave to file an amended complaint, and on March 13, 2023, the Court granted the parties' consent motion permitting the filing of a consolidated amended class action complaint and establishing a briefing schedule for Telos' forthcoming motion to dismiss that amended complaint.
In addition, the Company is a party to litigation arising in the ordinary course of business. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of such known matters will not have a material adverse effect on the Company's financial condition and results of operations.
As of December 31, 2022, the Company does not believe that there are claims or proceedings that would have a material adverse effect on the business, or the consolidated financial statements of the Company.
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
23. SUPPLEMENTAL CASH FLOW INFORMATION

Table 23.1: Details of Cash, Cash Equivalent, and Restricted Cash
	As of December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$119,305	$126,562
Restricted cash (1)	133	—
Cash, cash equivalents, and restricted cash	$119,438	$126,562
(1)Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is recorded under "Other assets" on the Consolidated Balance Sheets.

Table 23.2: Supplemental Cash Flow Information
	For the Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cash paid during the year for:
Interest	$803	$758	$7,259
Income taxes	188	60	64
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	511	638	613
Capital expenditure activity in accounts payable and other accrued liabilities	211	—	—
Common stock repurchase under accounts payable and other accrued liabilities	139	—	—
Acquisition holdback	—	506	—
Dividends from preferred stock recorded as interest expense	—	—	3,384
Common stock issued on redemption of public preferred stock	—	—	19,213
Common stock issued on purchase of Telos ID membership interest	—	—	148,399
Distributions to Telos ID Class B member – non-controlling interest	—	—	2,436
Deferred financing costs in accounts payable and other accrued liabilities	114	—	—
24. REVISION OF UNAUDITED QUARTERLY FINANCIAL DATA
Revisions of Previously Issued Quarterly Financial Statements
During the course of preparing the Company's consolidated financial statements for the year ended December 31, 2022, we identified that stock-based compensation expense related to PRSU awards with market conditions was erroneously reversed when those PRSUs were forfeited during each of the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022. Due to the errors, general and administrative expense was understated by $1.6 million in the first quarter of 2022, $1.9 million in the second quarter of 2022, and $1.1 million in the third quarter of 2022. Although the Company has determined that these errors did not have a material impact on its previously issued interim consolidated financial statements, it will revise the previously reported interim financial information in conjunction with the issuance of its quarterly filings on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023. The errors had no net impact on cash flows from operating, investing or financing activities in the consolidated statement of cash flows. The following tables set forth the effects of the revisions of previously issued unaudited quarterly consolidated financial statements to correct for prior period errors.

Table 24.1. Revised Quarterly Financial Data for Fiscal Years 2022 and 2021
	For the Three Months Ended
	Fiscal Year 2022				Fiscal Year 2021
	March 31, 2022	June 30 2022	September 30, 2022	December 31, 2022	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

	(in thousands, except per share amounts)
Revenue- services	$48,108	$50,270	$55,305	$39,059	$52,058	$49,003	$62,955	$57,532
Revenue - products	2,052	5,521	8,288	8,284	3,699	4,641	6,026	6,519
Total revenue	50,160	55,791	63,593	47,343	55,757	53,644	68,981	64,051
Cost of sales – services	29,731	31,436	36,746	23,421	39,490	28,609	40,137	35,121
Cost of sales – products	1,558	3,426	5,902	5,624	1,798	2,501	3,967	4,781
Total cost of sales	31,289	34,862	42,648	29,045	41,288	31,110	44,104	39,902
Gross profit	18,871	20,929	20,945	18,298	14,469	22,534	24,877	24,149
Selling, general and administrative expenses:
Sales and marketing	5,252	4,741	3,042	3,547	3,826	5,043	5,363	5,423
Research and development	5,430	4,489	3,981	3,018	4,061	5,327	4,863	4,845
General and administrative	24,556	25,735	22,706	26,396	20,076	29,635	19,739	19,292
Total selling, general and administrative expenses	35,238	34,965	29,729	32,961	27,963	40,005	29,965	29,560
Operating loss	(16,367)	(14,036)	(8,784)	(14,663)	(13,494)	(17,471)	(5,088)	(5,411)
Other income	12	118	518	702	(1,054)	32	20	81
Interest expense	(190)	(187)	(181)	(316)	(196)	(192)	(195)	(194)
Loss before income taxes	(16,545)	(14,105)	(8,447)	(14,277)	(14,744)	(17,631)	(5,263)	(5,524)
(Provision for)/benefit from income taxes	(71)	(54)	(8)	79	(34)	(13)	41	34
Net loss (1)	$(16,616)	$(14,159)	$(8,455)	$(14,198)	$(14,778)	$(17,644)	$(5,222)	$(5,490)

Net loss per share: (2)
Basic	$(0.25)	$(0.21)	$(0.13)	$(0.21)	$(0.23)	$(0.26)	$(0.08)	$(0.08)
Diluted	$(0.25)	$(0.21)	$(0.13)	$(0.21)	$(0.23)	$(0.26)	$(0.08)	$(0.08)
(1) Net loss is equal to Net loss attributable to Telos Corporation.
(2) The sum of the quarterly net loss per share amounts may not equal the full year amount reported since per share amounts are computed independently for each quarter and for the full year based upon the respective weighted-average shares outstanding, basic and diluted.

Table 24.2. Consolidated Statement of Operations
	Three Months Ended March 31, 2022			Three Months Ended June 30, 2022			Three Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands, except per share amounts)
General and administrative	$22,923	$1,633	$24,556	$23,865	$1,870	$25,735	$21,591	$1,115	$22,706
Total selling, general and administrative expenses	33,605	1,633	35,238	33,095	1,870	34,965	28,614	1,115	29,729
Operating loss	(14,734)	(1,633)	(16,367)	(12,166)	(1,870)	(14,036)	(7,669)	(1,115)	(8,784)
Loss before income taxes	(14,912)	(1,633)	(16,545)	(12,235)	(1,870)	(14,105)	(7,332)	(1,115)	(8,447)
Net loss	(14,983)	(1,633)	(16,616)	(12,289)	(1,870)	(14,159)	(7,340)	(1,115)	(8,455)

Net loss per share, basis	$(0.22)	(0.03)	$(0.25)	$(0.18)	(0.03)	$(0.21)	$(0.11)	(0.02)	$(0.13)
Net loss per share, diluted	(0.22)	(0.03)	(0.25)	(0.18)	(0.03)	(0.21)	(0.11)	(0.02)	(0.13)

Table 24.3. Consolidated Statement of Comprehensive Loss
	Three Months Ended March 31, 2022			Three Months Ended June 30, 2022			Three Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands)
Net loss	$(14,983)	$(1,633)	$(16,616)	$(12,289)	$(1,870)	$(14,159)	$(7,340)	$(1,115)	$(8,455)
Comprehensive loss	(14,954)	(1,633)	(16,587)	(12,300)	(1,870)	(14,170)	(7,361)	(1,115)	(8,476)

Table 24.4. Consolidated Balance Sheet
	As of March 31, 2022			As of June 30, 2022			As of September 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands)
Additional paid-in capital	$376,913	$1,633	$378,546	$388,464	$3,503	$391,967	$398,546	$4,618	$403,164
Accumulated deficit	(201,960)	(1,633)	(203,593)	(214,249)	(3,503)	(217,752)	(221,589)	(4,618)	(226,207)

Table 24.5. Consolidated Statement of Changes in Stockholders' Equity
	Three Months Ended March 31, 2022			Three Months Ended June 30, 2022			Three Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands)
Additional paid-in capital, beginning	$367,153	$—	$367,153	$376,913	$1,633	$378,546	$388,464	$3,503	$391,967
Stock-based compensation	12,647	1,633	14,280	14,553	1,870	16,423	15,012	1,115	16,127
Additional paid-in capital, end	376,913	1,633	378,546	388,464	3,503	391,967	398,546	4,618	403,164

Accumulated deficit, beginning	$(186,977)	$—	$(186,977)	$(201,960)	$(1,633)	$(203,593)	$(214,249)	$(3,503)	$(217,752)
Net loss	(14,983)	(1,633)	(16,616)	(12,289)	(1,870)	(14,159)	(7,340)	(1,115)	(8,455)
Accumulated deficit, end	(201,960)	(1,633)	(203,593)	(214,249)	(3,503)	(217,752)	(221,589)	(4,618)	(226,207)

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to a material weakness identified and described below.
In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our interim and annual consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
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
a.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
b.Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
c.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2022 due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls over the assessment of the accounting for forfeitures of non-standard equity awards. This material weakness resulted in immaterial errors to stock compensation expense for the interim periods ended March 31, 2022, June 30, 2022, and September 30, 2022. These immaterial errors also resulted in a revision to previously issued quarterly financial statements for each of these periods. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2022, and has issued an adverse opinion on the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Remediation of Material Weakness existing as of December 31, 2022
Our management has executed a plan to remediate the material weakness described above. This plan includes the enhancement of existing processes and controls over the accounting for the forfeiture of non-standard equity awards.
The material weakness will be considered remediated when management concludes that, through testing, the applicable remedial controls are operating effectively.
Remediation of Previously Disclosed Material Weakness
We previously identified and disclosed in our 2021 Annual Report, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 certain material weaknesses in our control environment whereby the Company did not have adequate controls to sufficiently mitigate risks of material misstatement associated with the control environment and monitoring activities to prevent or detect material misstatements to the consolidated financial statements, information technology general controls, and certain business processes. As of December 31, 2022, management has completed our remediation efforts of these material weaknesses. Our remediation efforts included the following:
a.The Company hired additional experienced accounting personnel and implemented training of new and existing personnel on proper execution of designed control procedures;
b.The Company has enhanced processes, and designed and implemented internal controls around revenue recognition, software development costs, stock-based compensation, business combination, and financial close and reporting; and,
c.The Company has enhanced user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and certain information to be included in the Proxy Statement is incorporated herein by reference.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of December 31, 2022, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants, and rights, (b) the weighted average exercise price of outstanding options, warrants, and rights and (c) the number of securities remaining available for future issuance under our existing equity incentive plan. All shares under our existing equity incentive plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	3,906,867	$19.53	412,022
Equity compensation plans not approved by security holders	—	—	—
Total	3,906,867	$19.53	412,022
(1) Consists of the Company's 2016 Omnibus Long-Term Incentive Plan, as amended.
All other information required by this item is herein incorporated by reference to the Proxy Statement relating to the 2023 Annual Meeting of Stockholders.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report are as follows:
1.Financial Statements. The Company's consolidated financial statements are included in Item 8. Financial Statements and Supplementary Data.
2.Financial Statement Schedules. All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements.
3.Exhibits. The exhibit listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.

Exhibit Number		Description of Exhibit
3.1
Second Articles of Amendment and Restatement of Telos Corporation dated November 12, 2020 (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K report on November 16, 2020)

3.2
Third Amended and Restated Bylaws of Telos Corporation, effective as of March 23, 2021 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

4.1		Description of our Capital Stock (Incorporated by reference to Exhibit 4.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2021)
4.2	#
Credit Agreement, dated January 25, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 31, 2017)

4.3	#
First Amendment to Credit Agreement, effective as of February 23, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.2 filed with the Company's Form 10-K report for the year ended December 31, 2016)

4.4	#
Second Amendment to Credit Agreement, dated April 18, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.5	#
Third Amendment to Credit Agreement and Waiver, dated March 30, 2018, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.10 filed with the Company's Form 10-K report for the year ended December 31, 2017)

4.6	#
Fourth Amendment to Credit Agreement and Waiver; First Amendment to Fee Letter between Telos Corporation and Enlightenment Capital Solutions Fund II, L.P. dated July 19, 2019 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on July 23, 2019)

4.7	#
Fifth Amendment to Credit Agreement and Second Amendment to Fee Letter between Telos Corporation and Enlightenment Capital Solutions Fund II, L.P. dated March 26, 2020 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on March 30, 2020)

10.1	*
Forms of Indemnification Agreement between the Company and 16 of its directors and executive officers (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q for the quarter ended March 31, 2021)

10.2	*
Form of Employment Agreement between the Company and two of its executive officers (Incorporated by reference to Exhibit 10.5 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.3	*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and John B. Wood (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.4	*
Executive Employment Agreement between Mark Bendza and the Company, dated as of July 19, 2021 (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)

10.5	*+	Executive Employment Agreement between E. Hutchinson Robbins, Jr. and the Company, dated as of February 1, 2022
10.6	*
Amendment to Employment Agreement, dated as of November 12, 2012, between the Company and Brendan D. Malloy (Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.7	*	Annual Incentive Plan for 2022 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on February 28, 2022)
10.8	*	Telos Corporation 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)
10.9	*	Amendment No. 1 to the 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.4 filed with the Company's Form S-8 on January 25, 2021)
10.10	*	Notice of Grant of Restricted Stock (Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q report for the quarter ended June 30, 2016)
10.11	*	The Company’s Annual Cash Incentive Plan for 2021 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on November 12, 2020)
10.12	*
Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Time-Based) (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on February 3, 2021)

10.13	*
Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Performance-Based) (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on February 3, 2021)

10.14		Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on January 5, 2023
10.15	#	Membership Interest Purchase Agreement, dated October 5, 2020 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on October 6, 2020)
21.1	+	List of subsidiaries of Telos Corporation
23.1	+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23.2	+	Consent of BDO USA LLP, Independent Registered Public Accounting Firm
24	+	Power of Attorney
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	+	XBRL Taxonomy Extension Schema
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase
101.LAB	+	XBRL Taxonomy Extension Label Linkbase
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	constitutes a management contract or compensatory plan or arrangement.
#	Schedules and similar attachments omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
+	filed herewith.
^	furnished herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

	/s/ John B. Wood	March 16, 2023
By:	John B. Wood
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood		March 16, 2023
John B. Wood	Chief Executive Officer (Principal Executive Officer) Chairman of the Board and Director

/s/ Mark Bendza		March 16, 2023
Mark Bendza	Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding		March 16, 2023
Victoria Harding	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ David Borland *		March 16, 2023
David Borland	Director

/s/ Bonnie L. Carroll *		March 16, 2023
Bonnie L. Carroll	Director

/s/ Fredrick D. Shaufeld *		March 16, 2023
Fredrick D. Shaufeld	Director

/s/ John W. Maluda *		March 16, 2023
John W. Maluda, Major Gen., USAF (Ret)	Director

/s/ Bradley W. Jacobs *		March 16, 2023
Bradley W. Jacobs	Director

/s/ Derrick Dockery *		March 16, 2023
Derrick Dockery	Director

*	The above-named directors of the Registrant sign this Annual Report on Form 10-K by John B. Wood, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24, in the capacities indicated and on the 16th day of March, 2023.

By:	/s/ John B Wood
John B. Wood
Attorney-in-Fact