Form 10-Q
period 2023-03-31
TELOS CORP
filed 2023-05-10
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of May 5, 2023, the registrant had outstanding 69,389,506 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands, except per share amounts)
Revenue – services	$31,534	$48,108
Revenue – products	3,688	2,052
Total revenue	35,222	50,160
Cost of sales – services	19,268	29,731
Cost of sales – products	2,472	1,558
Total cost of sales	21,740	31,289
Gross profit	13,482	18,871
Selling, general and administrative expenses
Sales and marketing	1,643	5,252
Research and development	2,833	5,430
General and administrative	21,976	24,556
Total selling, general and administrative expenses	26,452	35,238
Operating loss	(12,970)	(16,367)
Other income	2,496	12
Interest expense	(249)	(190)
Loss before income taxes	(10,723)	(16,545)
Provision for income taxes	(23)	(71)
Net loss	$(10,746)	$(16,616)

Net loss per share:
Basic	$(0.16)	$(0.25)
Diluted	$(0.16)	$(0.25)

Weighted-average shares outstanding:
Basic	68,176	67,559
Diluted	68,176	67,559
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)
Net loss	$(10,746)	$(16,616)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	13	29
Comprehensive loss	$(10,733)	$(16,587)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$112,462	$119,305
Accounts receivable, net	34,702	40,069
Inventories, net	1,629	2,877
Prepaid expenses	5,480	4,819
Other current assets	1,042	893
Total current assets	155,315	167,963
Property and equipment, net	4,406	4,787
Finance lease right-of-use assets, net	7,527	7,832
Operating lease right-of-use assets, net	458	341
Goodwill	17,922	17,922
Intangible assets, net	33,801	37,415
Other assets	1,223	1,137
Total assets	$220,652	$237,397
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and other accrued liabilities	$18,011	$22,551
Accrued compensation and benefits	7,665	8,388
Contract liabilities	7,203	6,444
Finance lease obligations – current portion	1,625	1,592
Operating lease obligations – current portion	494	361
Other financing obligations – current portion	—	1,247
Other current liabilities	3,856	4,919
Total current liabilities	38,854	45,502
Finance lease obligations – non-current portion	10,832	11,248
Operating lease liabilities – non-current portion	—	27
Other financing obligations – non-current portion	—	7,211
Deferred income taxes	770	758
Other liabilities	301	297
Total liabilities	50,757	65,043
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,388,256 shares and 67,431,632 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	108	106
Additional paid-in capital	420,980	412,708
Accumulated other comprehensive income	(42)	(55)
Accumulated deficit	(251,151)	(240,405)
Total stockholders’ equity	169,895	172,354
Total liabilities and stockholders’ equity	$220,652	$237,397
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)
Cash flows from operating activities:
Net loss	$(10,746)	$(16,616)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Stock-based compensation	9,499	15,931
Depreciation and amortization	1,425	1,405
Deferred income tax provision	12	12
Accretion of discount in acquisition holdback	2	12
Loss on disposal of fixed assets	1	—
Provision for doubtful accounts	89	95
Amortization of debt issuance costs	17	—
Gain on early extinguishment of other financing obligations	(1,427)	—
Changes in other operating assets and liabilities:
Accounts receivable	5,279	2,014
Inventories	1,248	(850)
Prepaid expenses, other current assets, other assets	(927)	(3,563)
Accounts payable and other accrued payables	(4,489)	674
Accrued compensation and benefits	(364)	495
Contract liabilities	758	655
Other current liabilities	(477)	(15)
Net cash (used in)/provided by operating activities	(100)	249
Cash flows from investing activities:
Capitalized software development costs	(3,800)	(2,795)
Purchases of property and equipment	(223)	(546)
Payment of DFT holdback amount	(564)	—
Net cash used in investing activities	(4,587)	(3,341)
Cash flows from financing activities:
Payments under finance lease obligations	(383)	(351)
Payment of tax withholding related to net share settlement of equity awards	(1,520)	(2,886)
Repurchase of common stock	(139)	—
Payments for debt issuance costs	(114)	—
Net cash used in financing activities	(2,156)	(3,237)
Net change in cash, cash equivalents, and restricted cash	(6,843)	(6,329)
Cash, cash equivalents, and restricted cash, beginning of period	119,438	126,562
Cash, cash equivalents, and restricted cash, end of period	$112,595	$120,233
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2022	67,431	$106	$412,708	$(55)	$(240,405)	$172,354
Net loss	—	—	—	—	(10,746)	(10,746)
Foreign currency translation gain	—	—	—	13	—	13
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,180	1	(1,585)	—	—	(1,584)
Stock-based compensation	—		7,916	—	—	7,916
Issuance of common stock for 401K match	777	1	1,941	—	—	1,942
Balance at March 31, 2023	69,388	$108	$420,980	$(42)	$(251,151)	$169,895

Balance at December 31, 2021	66,767	$105	$367,153	$(27)	$(186,977)	$180,254
Net loss	—	—	—	—	(16,616)	(16,616)
Foreign currency translation loss	—	—	—	29	—	29
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,100	1	(2,887)	—	—	(2,886)
Stock-based compensation	—	—	14,280	—	—	14,280
Balance at March 31, 2022	67,867	$106	$378,546	$2	$(203,593)	$175,061
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Telos Corporation, together with its subsidiaries (collectively, the "Company," "we," "our" or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding shares of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We own the issued and outstanding share capital of ubIQuity.com, inc., a holding company for Xacta Corporation. We also have a 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID"), Teloworks, Inc., and Telos APAC Pte. Ltd.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principle of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of Telos and its subsidiaries (see Note 1 – Organization), all of whose issued and outstanding share capital is wholly owned directly and indirectly by Telos Corporation. All intercompany transactions have been eliminated in consolidation.
Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring) necessary to state fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year then ended. We have continued to follow the accounting policies set forth in those financial statements.
Basis of Comparison - Revision of Previously Issued Interim Financial Statements
During the course of preparing the Company's consolidated financial statements for the year ended December 31, 2022, we identified that stock-based compensation expense related to performance-based restricted stock unit (“PSU”) awards with market conditions was erroneously reversed when those PSUs were forfeited during the quarter ended March 31, 2022. Although the Company has determined that the error did not have a material impact on its previously issued interim consolidated financial statements, it revised the previously reported interim financial information in conjunction with the issuance of its quarterly filings on Form 10-Q for the quarter ended March 31, 2023. Further information regarding the misstatements and related revisions are included under Note 20 – Revision of Prior Year Interim Financial Statements to the unaudited consolidated financial statements.
Use of Estimates
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
Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition on cost estimation on certain contracts, allowance for credit losses, inventory obsolescence, valuation allowance for deferred tax assets, income taxes, certain assumptions related to share-based compensation, valuation of intangible assets and goodwill, restructuring expenses accruals, and contingencies. Actual results could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.

Restructuring Expenses
In the fourth quarter of 2022, the Company committed to a restructuring plan to streamline its workforce and spending to better align its cost structure with its volume of business. The restructuring plan reduced the Company's workforce, with a majority of the affected employees separating from the business in early 2023. In connection with this restructuring plan, we incurred restructuring-related costs, including employee severance and related benefit costs. Employee severance and related benefit costs may include cash payments, outplacement services and continuing health insurance coverage. Severance costs pursuant to ongoing-benefit arrangements are recognized when probable and reasonably estimated. Other related costs include external consulting and advisory fees related to implementing the restructuring plan. These costs are recognized at fair value in the period in which the costs are incurred.
In the Company's recent Annual Report on Form 10-K for the year ended December 31, 2022, the Company estimated that the expected restructuring expenses were $2.8 million as of December 31, 2022. As of March 31, 2023, the Company has updated its total expected restructuring plan costs to $4.0 million. The Company reviews the restructuring plan and may incur incremental restructuring costs during the remainder of 2023 when determined as probable and estimable. The restructuring expenses are recorded under "Selling, general and administrative expenses" in the Company's unaudited consolidated statements of operations.
At each reporting date, the Company evaluates its restructuring expense accrual to determine if the liabilities reported are still appropriate. Any changes in the estimated costs of executing the approved restructuring plan are reflected in the Company's unaudited consolidated statement of operations.

Table 2: Summary of Changes in Restructuring Expenses Accrual
	Severance and related benefit costs (1)	Other related costs (1)	Total

	(in thousands)
Balance at December 31, 2022	$2,763	$—	$2,763
Charges/(adjustments)	(100)	1,300	1,200
Cash payments	(1,673)	—	(1,673)
Balance at March 31, 2023	$990	$1,300	$2,290
(1) Restructuring-related liabilities are reported as part of "Other current liabilities" in the Company's unaudited consolidated balance sheets, see Note 9 - Other Balance Sheet Components for further details.
Recent Accounting Pronouncements
From time to time, new accounting standards are issued by the Financial Accounting Standard Board or other standard-setting bodies and are adopted by the Company as of the specified accounting date. Unless otherwise discussed, the Company believes that issued standards not yet effective will not have a material effect on its financial statements.
3. REVENUE RECOGNITION
We account for revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer.
The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 89% and 96% of our revenue for the three months ended March 31, 2023 and 2022, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration.
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 11% and 4% of our revenue for the three months ended March 31, 2023 and 2022, respectively.
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
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. No contract losses were recorded during the three months ended March 31, 2023 and 2022.
Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 17 – Segment Information, we disaggregate our revenues by customer and contract types. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially most of our revenues are generated from U.S. customers, while international customers are de minimis; as such, the financial information by geographic location is not presented.

Table 3.1: Revenue by Customer Type
	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Amount	%	Amount	%

	(dollars in thousands)
Federal	$32,989	94%	$47,843	95%
State & local, and commercial	2,233	6%	2,317	5%
Total revenue	$35,222	100%	$50,160	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$27,013	77%	$41,277	82%
Time-and-materials	3,556	10%	2,916	6%
Cost plus fixed fee	4,653	13%	5,967	12%
Total revenue	$35,222	100%	$50,160	100%

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
For the Three Months Ended
	March 31, 2023	March 31, 2022
U.S. Department of Defense ("DoD")	68%	71%
Civilian	26%	24%

Table 3.4: Contract Balances
	Balance Sheet Presentation	March 31, 2023	December 31, 2022

		(in thousands)
Billed accounts receivables (1)	Accounts receivable, net	$18,297	$13,521
Unbilled accounts receivable	Accounts receivable, net	4,658	11,657
Contract assets	Accounts receivable, net	11,747	14,891
Contract liabilities	Contract liabilities	7,203	6,444
(1) Net of allowance for credit losses.
The significant change in the Company's contract assets and contract liabilities during the current period was primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three months ended March 31, 2023 and 2022, that was included in the contract liabilities balance at the beginning of each reporting period was $2.5 million and $2.5 million, respectively.
As of March 31, 2023, we had approximately $77.4 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 70% of our remaining performance obligations as revenue in 2023, an additional 29% in 2024, and the balance thereafter.

4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	March 31, 2023	December 31, 2022

	(in thousands)
Billed accounts receivable	$18,520	$13,655
Unbilled accounts receivable	4,658	11,657
Contract assets	11,747	14,891
Allowance for credit losses (1)	(223)	(134)
Accounts receivable, net	$34,702	$40,069
(1) Includes provision for credit losses, net of recoveries.
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 95% of our billed and unbilled accounts receivable as of March 31, 2023 were directly with U.S. government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses.
5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	March 31, 2023	December 31, 2022

	(in thousands)
Gross inventory	$2,394	$3,642
Allowance for inventory obsolescence	(765)	(765)
Inventories, net	$1,629	$2,877
6. PROPERTY AND EQUIPMENT, NET

Table 6: Details of Property and Equipment, Net
	March 31, 2023	December 31, 2022

	(in thousands)
Furniture and equipment	$16,104	$16,033
Leasehold improvement	3,171	3,145
Property and equipment, at cost	19,275	19,178
Accumulated depreciation and amortization	(14,869)	(14,391)
Property and equipment, net	$4,406	$4,787
Depreciation and amortization expense was $0.6 million for both three months ended March 31, 2023 and 2022, respectively.
7. GOODWILL
The goodwill balance was $17.9 million as of March 31, 2023, and December 31, 2022, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges were recorded for the three months ended March 31, 2023 and 2022.

8. INTANGIBLE ASSETS, NET

Table 8: Details of Intangible Assets, Net
		March 31, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(756)	$2,874	$3,630	$(643)	$2,987
Customer relationship	3	40	(22)	18	40	(19)	21
Software development costs	2 - 5	39,005	(8,096)	30,909	35,080	(7,793)	27,287
Subtotal		42,675	(8,874)	33,801	38,750	(8,455)	30,295
Software held for resale (1)		—	—	$—	7,120	—	$7,120
Total		$42,675	$(8,874)	$33,801	$45,870	$(8,455)	$37,415
(1) This amount is net of $0.6 million charged into cost for sales for the period ended December 31, 2022. See Note 10 – Debt and Other Obligations for related details.
Amortization expense related to capitalized software development costs was $0.3 million for both three months ended March 31, 2023 and 2022.
Amortization expense related to other intangible assets was $0.1 million for both three months ended March 31, 2023 and 2022.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Accounts Payable and Other Accrued Liabilities
	March 31, 2023	December 31, 2022

	(in thousands)
Accounts payable	$11,683	$12,606
Accrued payables	6,328	9,945
Accounts payable and other accrued liabilities	$18,011	$22,551

Table 9.2: Details of Other Current Liabilities
	March 31, 2023	December 31, 2022

	(in thousands)
Other accrued expenses	$874	$1,530
Restructuring expenses accrual	2,290	2,763
Other	692	626
Other current liabilities	$3,856	$4,919
10. DEBT AND OTHER OBLIGATIONS
Revolving Credit Facility
On December 30, 2022 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement"), by and among the Company, as borrower, Xacta Corporation, ubIQuity.com. inc, Teloworks, Inc., and Telos Identity Management Solutions, LLC, as guarantors, the lenders' party thereto (the "Lenders"), and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement provides for a $30.0 million senior secured revolving credit facility with a maturity date of December 30, 2025, with the option of issuing letters of credit thereunder with a sub-limit of $5.0 million, and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity (the "Loan"). The Loan is subject to acceleration in the event of customary events of default. The Company has not drawn any amount under the Loan.

Borrowings under the Credit Agreement will accrue interest, at our option, at one of three variable rates, plus a specified margin. We can elect to borrow at (i) the Alternative Base Rate, plus 0.9%; (ii) Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR"), plus 1.9%; and (iii) Adjusted Term SOFR, plus 1.9%, as such capitalized terms are defined and calculated in the Credit Agreement. The Company may elect to convert borrowings from one type of borrowing to another type per the terms of the Credit Agreement. After the occurrence and during the continuance of any event of default, the interest rate may increase by an additional 2.0%. We are obligated to pay accrued interest (i) with respect to amounts accruing interest based on the Alternative Base Rate, each calendar quarter and on the maturity date, (ii) with respect to amounts accruing interest based on Adjusted Daily Simple SOFR, on each one-month anniversary of the borrowing and on the maturity date, and (iii) with respect to amounts accruing interest based on Adjusted Term SOFR, at the end of the period specified per the Credit Agreement and on the maturity date. Upon five, three, or one day's prior notice, as applicable, we may prepay any portion or the entire amount of the Loan. We also paid costs and customary fees, including a closing fee, commitment fees and letter of credit participation fee, if any, payable to the Agent and Lenders, as applicable, in connection with the Loan.
The Loan under the Credit Agreement is collateralized by substantially all of the Company's assets, including the Company's pledge of its domestic and material foreign subsidiary equity interests.
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of March 31, 2023.
The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement.
On April 12, 2023, the Credit Agreement was amended to exclude from collateral the (i) amount collectible from a third party related to an Accounts Receivable Purchase Agreement and (ii) receivables generated by the Company from the sale of goods supplied to this third party in an amount not to exceed $25.0 million.
Other Financing Obligations
We entered into a Master Purchase Agreement ("MPA") with a third-party buyer ("Buyer") for $9.1 million relating to software licenses under a specific delivery order ("DO") with our customer resulting in proceeds from other financing obligations of $9.1 million in November 2022. Under the MPA, we sold, assigned and transferred all of our rights, title and interest in (i) the DO payments from the customer and (ii) the underlying licenses. The DO covers a base period with an option for the customer to exercise three (3) additional 12-month periods through January 2026. The DO payments assigned to the Buyer are billable to the customer at the beginning of the base period and for each option year exercised. The underlying licenses were acquired for resale, see Note 8 – Intangible Assets, net for further details.
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
Concurrently, the Company transferred all the rights, title and interest in the underlying licenses in exchange for the extinguishment of the outstanding financing obligations. The Company evaluated the transfer of the underlying licenses as consideration paid for the outstanding financing obligations under ASC 470-10, Debt, and the provisions of the MPA, and concluded that the transaction resulted in an extinguishment of debt. The Company recorded the difference between the carrying value of the Company's debt instrument and the underlying licenses as a gain on early extinguishment of other financing obligations. During the three months ended March 31, 2023, the Company reported a gain of $1.4 million, which was recorded as "Other income" in the unaudited consolidated statements of operations.
11. ACQUISITION
On July 30, 2021, the Company acquired the assets of Diamond Fortress Technologies ("DFT") and wholly-owned subsidiaries for a total purchase consideration of $6.7 million, inclusive of $0.3 million related to a pre-existing contractual arrangement with DFT. Upon closing, $5.9 million of cash was paid with an additional $0.6 million payable to DFT 18 months after the close date (the "holdback"). The holdback amount has been discounted to its present value of $0.5 million using a discount rate relevant to the acquisition. On February 2, 2023, the Company paid DFT the holdback amount of $0.6 million.

12. STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards under the 2016 Omnibus Long-Term Incentive Plan, as amended (the "2016 LTIP"). We may grant restricted stock awards ("RSA"), restricted stock units with time-based vesting ("RSUs") and PSUs. Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, which has the discretion to establish the terms, conditions and criteria of the various awards. The RSUs granted to eligible employees generally vest in installments over a period of up to three years. PSUs will vest upon the achievement of a defined performance target or market conditions for the Company's common stock, certain operational milestones over prescribed period, or at the end of the defined performance period from the date of grant.
There were no income tax benefits recognized on the share-based compensation expense for both periods.

Table 12.1: Details of Stock Compensation Expense by Department
	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)
Cost of sales – services	$326	$1,007
Sales and marketing	58	1,668
Research and development	770	1,295
General and administrative	8,345	11,961
Total	$9,499	$15,931

Table 12.2: Restricted Stock Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2022	3,570,082	336,785	3,906,867	$19.53
Granted	205,540	—	205,540	3.87
Vested	(1,535,288)	—	(1,535,288)	26.71
Forfeited	(370,807)	(71,177)	(441,984)	14.66
Unvested outstanding units as of March 31, 2023	1,869,527	265,608	2,135,135	$14.67
As of March 31, 2023, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $5.4 million. There was approximately $15.2 million of total compensation costs related to stock-based awards not yet recognized as of March 31, 2023, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.9 years.
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
There were no share purchases during the first quarter of 2023 and 2022. As of March 31, 2023, there was approximately $38.7 million of the authorization remaining for future common stock repurchases under the SRP.
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

Table 14: Details of Accumulated Other Comprehensive Loss
	March 31, 2023	December 31, 2022

	(in thousands)
Cumulative foreign currency translation loss	$(149)	$(162)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive loss	$(42)	$(55)
15. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive.

Table 15: Potentially Dilutive Securities
	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)
Unvested restricted stock and restricted stock units	410	—
Total	410	—
For the three months ended March 31, 2023 and 2022, PSUs in the amount of 265,608 and 439,786, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.
16. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, had been an employee of the Company since 1996. The amounts paid to him as compensation were $249,000 and $512,000 for the three months ended March 31, 2023 and 2022, respectively. Additionally, Mr. Wood owned 199,785 and 178,041 shares of the Company’s common stock as of March 31, 2023 and December 31, 2022, respectively. In January 2023, he tendered his resignation as an employee effective February 7, 2023.
One of the Company’s directors serves as a consultant to the Company. On January 1, 2023, the director and the Company amended the consulting agreement under which he provides services ("2023 consulting agreement"), extending his services through June 30, 2023, with the option to further extend for another six months by mutual agreement of the parties. The Company, at its election, would pay the director's 2023 consultancy fees in a fixed amount, in the form of restricted stock units. On January 3, 2023, the Company granted the director 16,859 RSUs for his consulting services, one-half of which vested on March 3, 2023, and the other half vesting on or about May 18, 2023, subject to the director's continued performance under the 2023 consulting agreement. During the three months ended March 31, 2022, the Company paid $25,000, and granted him 26,091 RSUs on February 1, 2022, for his consulting services in 2022, which RSUs vested quarterly in four equal amounts through the end of the year.
17. SEGMENT INFORMATION
We operate our business in two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the business lines.
Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta®, Telos Ghost®, Telos Advanced Cyber Analytics ("Telos ACA"), Telos AMHS and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud or cybersecurity solutions during the period. The majority of the operating costs relate to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
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

Table 17: Results of Operations by Business Segment
	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)
Revenues
Security Solutions	$19,773	$26,919
Secure Networks	15,449	23,241
Total revenue	35,222	50,160
Gross profit
Security Solutions	10,274	15,051
Secure Networks	3,208	3,820
Total gross profit	13,482	18,871
Selling, general and administrative expenses	26,452	35,238
Operating loss	(12,970)	(16,367)
Other income	2,496	12
Interest expense	(249)	(190)
Loss before income taxes	(10,723)	(16,545)
Provision for income taxes	(23)	(71)
Net loss	$(10,746)	$(16,616)
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
18. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On February 7, 2022, Telos and certain of its current and former officers were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Virginia ("Court"). In the complaint, the Plaintiffs, who purport to represent a class of purchasers of Telos common stock between November 19, 2020, and March 16, 2022, allege that the defendants violated securities laws by failing to disclose delays relating to the launch of certain contracts between Telos and the Transportation Security Administration ("TSA") and the Centers for Medicare and Medicaid Services and to take into account those delays when providing a financial forecast for the Company's 2021 performance. On June 15, 2022, the Plaintiffs filed a consolidated complaint which added claims (i) concerning Telos' disclosure of revenue projections for these contracts, (ii) against the directors of Telos at the time of its initial public offering, and (iii) pursuant to Sections 11 and 15 of the Securities Act of 1933. On February 1, 2023, the Court dismissed the lawsuit in its entirety for failure to state a claim. The Court's order of dismissal provided the Plaintiffs twenty-one days within which to file a motion for leave to file an amended complaint, should they have a good faith basis to do so. On March 1, 2023, the Plaintiffs filed a motion for leave to file an amended complaint, and on March 13, 2023, the Court granted the parties' consent motion permitting the filing of a consolidated amended class action complaint and establishing a briefing schedule for Telos' forthcoming motion to dismiss that amended complaint. On April 14, 2023, Telos moved to dismiss the consolidated amended class action complaint.
The Company does not believe that there are claims or proceedings that would have a material adverse effect on the business, or the unaudited consolidated financial statements of the Company as of March 31, 2023.

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
19. SUPPLEMENTAL CASH FLOW INFORMATION

Table 19.1: Details of Cash, Cash Equivalents, and Restricted Cash
	March 31, 2023	December 31, 2022

	(in thousands)
Cash and cash equivalents	$112,462	$119,305
Restricted cash (1)	133	133
Cash, cash equivalents, and restricted cash	$112,595	$119,438
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is recorded under "Other assets" on the unaudited consolidated balance sheets.

Table 19.2: Supplemental Cash Flow Information
	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)
Cash paid during the period for:
Interest	$219	$179
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$117	$147
Capital expenditure activity in accounts payable and other accrued liabilities	273	—
Withholding tax on net share settlement under other current liabilities	65	—
Issuance of common stock for 401K match	1,942	—
Intangible assets transferred to extinguish the other financing obligations	7,089	—
20. REVISION OF PRIOR YEAR INTERIM FINANCIAL STATEMENTS
During the course of preparing the Company's consolidated financial statements for the year ended December 31, 2022, we identified that stock-based compensation expense related to the PSU awards with market conditions was erroneously reversed when those PSUs were forfeited during the quarter ended March 31, 2022. Due to the error, general and administrative expense was understated by $1.6 million in the first quarter of 2022. Although the Company has determined that the error did not have a material impact on its previously issued interim consolidated financial statements, it revised the previously reported interim financial information in conjunction with the issuance of its quarterly filings on Form 10-Q for the quarter ended March 31, 2023. The errors had no net impact on cash flows from operating, investing or financing activities in the consolidated statement of cash flows.

The following tables set forth the effects of the revisions of previously issued unaudited quarterly consolidated financial statements to correct for prior period error.

Table 20.1: Impact of the Correction to the Unaudited Consolidated Statement of Operations
	For the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Revised

	(in thousands, except per share data)
General and administrative	$22,923	$1,633	$24,556
Total selling, general and administrative expenses	33,605	1,633	35,238
Operating loss	(14,734)	(1,633)	(16,367)
Loss before income taxes	(14,912)	(1,633)	(16,545)
Net loss	(14,983)	(1,633)	(16,616)

Net loss per share, basic	$(0.22)	$(0.03)	$(0.25)
Net loss per share, diluted	$(0.22)	$(0.03)	$(0.25)

Table 20.2: Impact of the Correction to the Unaudited Consolidated Statement of Comprehensive Loss
	For the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Revised

	(in thousands)
Net loss	$(14,983)	$(1,633)	$(16,616)
Comprehensive loss	(14,954)	(1,633)	(16,587)

Table 20.3: Impact of the Correction to the Unaudited Consolidated Statement of Changes in Stockholders' Equity
	For the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Revised

	(in thousands)
Stock-based compensation	$12,647	$1,633	$14,280
Additional paid-in capital, end	376,913	1,633	378,546

Net loss	$(14,983)	$(1,633)	$(16,616)
Accumulated deficit, end	(201,960)	(1,633)	(203,593)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Several important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 16, 2023.
General and Business Overview
We offer technologically advanced, software-based security solutions that empower and protect the world's most security-conscious organizations against rapidly evolving, sophisticated and pervasive threats. Our portfolio of security products, services and expertise empowers our customers with capabilities to reach new markets, serve their stakeholders more effectively, and successfully defend the nation or their enterprise. We protect our customers' people, information, and digital assets so they can pursue their corporate goals and conduct their global missions with confidence in their security and privacy. Our primary customers include the U.S. federal government, large commercial businesses, state and local governments, and international customers. Our consolidated revenue is largely attributable to prime contracts or to subcontracts with our contractors engaged in work for the U.S. government, with the remaining attributable to state, local and commercial markets.
Information regarding our two reportable segments – Security Solutions and Secure Networks – is presented in Note 17 - Segment Information to the unaudited consolidated financial statements at Item 1 of this Form 10-Q.
Fiscal year 2023 will be a transition year for Telos focusing on streamlining our operations and rebuilding and growing the revenue base by generating new business wins. Our 2023 business development priorities are to:
•Reorganize internally to consolidate and centralize business development resources;
•Add new talent to drive execution of solution development and new business generation;
•Maximize existing strategic partnerships for market expansion; and
•Increase our opportunity portfolio and quality of contract vehicles.
Business Environment
U.S. Budget
The final fiscal year ("FY") 2023 omnibus appropriations legislation approved in December 2022 provided an increase in total defense spending of $44 billion above the budget proposed last spring by the White House, and represented a $76 billion increase above the previous year's funding level. It also included significant increases in federal civilian agency (non-defense) cybersecurity funding, including a 15% increase from last year for the Cybersecurity and Infrastructure Security Agency ("CISA") for various program enhancements and new initiatives.
In March 2023, the White House released its proposed FY2024 budget, which calls for a further $26 billion increase for the DoD next year, roughly 3% above the FY2023 enacted level. Congress may seek to boost this increase to offset current and expected inflationary trends and the threats posed by foreign adversaries. The President's budget also proposes increased investments for cybersecurity within numerous federal civilian departments and agencies, including $3.1 billion in funding for CISA, a 5% increase, of which $98 million is intended to implement the Cyber Incident Reporting for Critical Infrastructure Act.
In general, the President's budget also reflects the prioritization of accelerated cloud adoption, IT modernization, further private sector collaboration for sector risk management responsibilities, ensuring adequate cyber threat information sharing, and supply chain risk management. These priorities align with the solutions Telos has been developing and bringing to market for the past several years.
However, for both defense and non-defense spending, it remains to be seen how a divided Congress and the White House can reconcile their differences over fiscal policy before the start of FY2024 on October 1, 2023. Failing to do so could mean the federal government will begin another fiscal year under the constraints of a continuing resolution, with funding frozen at FY2023 levels and restrictions likely on new contracts and acceleration of current programs.

Cybersecurity Landscape
In recent years, we saw cybersecurity threats become more complex, leveraging a wide variety of tactics to exploit their victims. The continuing and increasingly damaging ransomware and other cyberattacks against federal, state and local governments, education, and private sector enterprises have resulted in intensified efforts to better defend against such attacks. With this growing threat, below are trends to consider when looking at the cybersecurity landscape:
Rising Threats, Rising Liability: Ransomware remains arguably the most severe cyber threat to enterprises in the commercial, state, and local government and education sectors.
The Nation's Critical Systems Are Still at Risk: Critical infrastructure and industrial IoT are among the categories at greatest risk of cyberattacks.
The Challenging Complexity of Regulatory Compliance: Government mandates stronger security in highly regulated industries. These government initiatives and audit fatigue continue to burden these organizations, with automation solutions being recognized as the most effective remedy for the many repetitive and redundant tasks that security compliance requires.
Identity Assurance and Privacy Protection are Essential for Today's Enterprises: Identity and access management continues to be a major cybersecurity concern for organizations and individuals that need to ensure their security and protect their privacy. Trusted identities are essential to confidence in IT and physical security strategies and to the success of Zero Trust security models and architectures.
Global Networks and Worldwide Communications Need Baked-in Security: Enterprises also need resilient cyber and information security capabilities to protect and defend critical infrastructure to ensure mission success.
Telos has several available solutions (Xacta, Telos Ghost, Telos ACA and IDTrust 360®) to help our customers protect and secure their on-premise, cyber, and cloud-based networks, and mitigate risk to critical infrastructure. Further, Secure Networks offers secure mobility solutions and management expertise to defend against cyber threats and vulnerabilities.
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
Financial Overview
A number of factors have contributed to our first quarter results of operations, the most significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•The winding down of certain projects, completion of several large programs, and new business wins below expectations in 2022, resulted in a decline in current year revenue.
•Gross margin expansion due to a shift in mix across the portfolio driven by the wind-down of lower margin programs.
•The restructuring plan committed in the fourth quarter of 2022 is continuously being implemented in fiscal year 2023, with the majority of the affected employees separating from the business in early 2023. The restructuring expenses include severance-related benefit costs (including outplacement services and continuing health insurance coverage), and external consulting and advisory fees related to implementing the restructuring plan.
•Reported a $1.4 million gain on early extinguishment of other financing obligations.

Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(dollars in thousands)
Revenue	$35,222	$50,160
Cost of sales	21,740	31,289
Gross profit	13,482	18,871
Gross margin	38.3%	37.6%
Selling, general and administrative expenses	26,452	35,238
Selling, general and administrative expenses as percentage of revenue	75.1%	70.3%
Operating loss	(12,970)	(16,367)
Other income	2,496	12
Interest expense	(249)	(190)
Loss before income taxes	(10,723)	(16,545)
Provision for income taxes	(23)	(71)
Net loss	$(10,746)	$(16,616)
Consolidated Results
Our business segments have different factors driving revenue fluctuations and profitability. The discussion of the changes in our revenue and profitability are covered in greater detail under the section that follows "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Selling, general, and administrative expenses decreased by $8.8 million, or 24.9% , in the first quarter of 2023 compared to the same period in 2022. This is primarily due to reduced stock-based compensation costs of $5.8 million, and decreased labor costs of $3.8 million, partially offset by $1.2 million in restructuring charges.
Other income increased by $2.5 million due to increases in dividend income from money market placements of $1.1 million, and gain on early extinguishment of other financing obligations of $1.4 million in the first quarter of 2023 without similar gain in the same period in 2022. There was no significant change in interest expense between comparable periods.
The change in the income tax provision for the first quarter of 2023 compared to the same period in 2022 is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discrete tax items, based on our expectation of pretax loss for the fiscal year.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(dollars in thousands)
Revenue	$19,773	$26,919
Gross profit	10,274	15,051
Gross margin	52.0%	55.9%
For the three months ended March 31, 2023, Security Solutions segment revenue decreased by $7.1 million, or 26.5%, compared to the same period in 2022, primarily due to the loss of a program and lower volume on two other programs.
Gross profit for Security Solutions decreased by $4.8 million, or 31.7%, for the first quarter of 2023 compared with the same period in 2022, primarily due to the decrease in revenue. Further, the segment gross margin decreased to 52.0% for the first quarter of 2023 from 55.9% for the same period in 2022. The gross margin contraction in the first quarter of 2023 was the result of changes in the mix of programs within the portfolio and lower margin on certain projects within the segment.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(dollars in thousands)
Revenue	$15,449	$23,241
Gross profit	3,208	3,820
Gross margin	20.8%	16.4%
Secure Networks segment revenue for the three months ended March 31, 2023 decreased by $7.8 million, or 33.5%, compared to the same period in 2022, due to the successful wind-down of large programs in the second half of 2022 and 2023 as expected.
Gross profit for Secure Networks decreased by $0.6 million, or 16.0%, for the first quarter of 2023 compared with the same period in 2022 due to the lower revenue, offset by improved margin across the portfolio. Segment gross margin increased to 20.8% for the first quarter of 2023 from 16.4% for the same period in 2022 due to improved margin performance on several programs and a shift in mix across the portfolio driven by the wind-down of lower margin programs.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted Earnings Per Share ("EPS") and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
We use these non-GAAP financial measures to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short-term and long-term operating plans, and to evaluate the performance of certain management personnel when determining incentive compensation. We believe these non-GAAP financial measures facilitate comparison of our operating performance on a consistent basis between periods by excluding certain items that may, or could, have a disproportionately positive or negative impact on our results of operations in any particular period. When viewed in combination with our results prepared in accordance with GAAP, these non-GAAP financial measures help provide a broader picture of factors and trends affecting our results of operations.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, an alternative to net loss as determined by GAAP. We define EBITDA as net (loss)/income, adjusted for non-operating (income)/expense, interest expense, (benefit from)/provision for income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for stock-based compensation expense and restructuring expenses/(adjustments). We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue.

Table MD&A 4: Reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(10,746)	(30.5%)	$(16,616)	(33.1%)
Other income	(2,496)	(7.1%)	(12)	— %
Interest expense	249	0.7%	190	0.4%
Provision for income taxes	23	0.1%	71	0.1%
Depreciation and amortization	1,425	4.0%	1,405	2.8%
EBITDA	(11,545)	(32.8%)	(14,962)	(29.8%)
Stock-based compensation expense (1)	9,499	27.0%	15,931	31.7%
Restructuring expenses/(adjustments) (2)	1,200	3.4%	—	— %
Adjusted EBITDA	$(846)	(2.4%)	$969	1.9%

(1) The Stock-based Compensation adjustment to EBITDA as of March 31, 2023 and 2022 is made up of $7.9 million and $14.3 million, respectively, of stock-based compensation expense for the awarded RSUs and PSUs, and $1.6 million and $1.7 million, respectively, of other sources of stock-based compensation expense. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted EBITDA.
(2) The restructuring expenses/(adjustments) to EBITDA include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
Adjusted Net Loss and Adjusted EPS
Adjusted Net Loss and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to net income/(loss) as determined by GAAP. We define Adjusted Net Loss as net loss, adjusted for non-operating (income)/expense, stock-based compensation expense and restructuring expense/(adjustments). We define Adjusted EPS as Adjusted Net Loss divided by the weighted-average number of common shares outstanding for the period.

Table MD&A 5: Reconciliation of Net Loss to Non-GAAP Adjusted Net Loss and Adjusted EPS
	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share

	(in thousands, except per share data)
Net loss - GAAP measure	$(10,746)	$(0.16)	$(16,616)	$(0.25)
Adjustments:
Other income	(2,496)	(0.04)	(12)	—
Stock-based compensation expense (1)	9,499	0.14	15,931	0.24
Restructuring expenses/(adjustments) (2)	1,200	0.02	—	—
Adjusted net loss - non-GAAP measure	$(2,543)	$(0.04)	$(697)	$(0.01)
Weighted-average shares of common stock outstanding, basic	68,176		67,559
(1) The Stock-based Compensation adjustment to Net Loss as of March 31, 2023 and 2022 is made up of $7.9 million and $14.3 million, respectively, of stock-based compensation expense for the awarded RSUs and PSUs, and $1.6 million and $1.7 million, respectively, of other sources of stock-based compensation expense. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted Net Loss.
(2) The restructuring expenses/(adjustments) to net loss include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
Free Cash Flow
Free cash flow, as reconciled in the table below, is a non-GAAP financial measure defined as net cash provided by/(used in) operating activities, less purchases of property and equipment, and capitalized software development costs. This non-GAAP financial measure may be a useful measure for investors and other users of our financial statements as a supplemental measure of our cash performance and to assess the quality of our earnings as a key performance measure in evaluating management.

Table MD&A 6: Free Cash Flow
	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)
Net cash (used in)/provided by operating activities	$(100)	$249
Adjustments:
Purchases of property and equipment	(223)	(546)
Capitalized software development costs	(3,800)	(2,795)
Free cash flow	$(4,123)	$(3,092)

Each of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS and Free Cash Flow has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS and Free Cash Flow does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS and Free Cash Flow differently than we do, which limits their usefulness as comparative measures. Because of these limitations, neither EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS nor Free Cash Flow should be considered as a replacement for net (loss)/income, earnings per share or net cash flows provided by/(used in) operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, future operating cash flows, and, if needed, borrowings under our $30.0 million revolving credit facility, with an available expansion feature of up to $30.0 million of additional revolver facility. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity.
As of March 31, 2023, we had cash and cash equivalents of $112.5 million and our working capital was $116.5 million.
We place a strong emphasis on liquidity management. This focus gives us the flexibility for capital deployment while preserving a strong balance sheet to position us for future opportunities. We believe we have adequate funds on hand to execute our financial and operating strategy. Our overall financial position and liquidity are strong. Although no assurances can be given, we believe the available cash balances and access to our revolving credit facility are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.
Cash Flow

Table MD&A 7: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(in thousands)
Net cash (used in)/provided by operating activities	$(100)	$249
Net cash used in investing activities	(4,587)	(3,341)
Net cash used in financing activities	(2,156)	(3,237)
Net change in cash, cash equivalents, and restricted cash	$(6,843)	$(6,329)
Net cash used in operating activities for the three months ended March 31, 2023, was $0.1 million, a decrease of $0.35 million compared to the same period in 2022. The change is primarily driven by the Company's operating losses, the timing of receipts of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Net cash used in investing activities for the three months ended March 31, 2023 increased by $1.2 million compared to the same period of the prior year primarily, due to the investment in software development costs of $3.8 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively, and payment of the DFT holdback amount of $0.6 million in February 2023. This is partially offset by the slight decrease in purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2023, decreased by $1.1 million compared to the same period in 2022. This is primarily attributable to the decrease in payment of tax withholding related to net share settlement of equity awards of $1.5 million in the first quarter of 2023 compared with $2.9 million in the same period of 2022.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2022 Form 10-K, as filed with the SEC on March 16, 2023, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
None.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer ("CEO") and principal financial officer ("CFO") as appropriate to allow timely decisions regarding required disclosure.
The Company's management, including the Company's CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, management identified a material weakness as of that date. The material weakness identified as of December 31, 2022 was related to ineffective design and maintenance of controls over the assessment of the accounting for forfeitures of non-standard equity awards. In response to the material weakness, we implemented changes to our internal control over financial reporting, which consisted primarily of enhancement of existing processes and controls over the accounting for the forfeiture of non-standard equity awards. We have completed documentation of these corrective actions and, based on the evidence obtained in validating the design and operating effectiveness of the implemented control, we have concluded that the previously disclosed material weakness has been remediated as of March 31, 2023.
Changes in Internal Control over Financial Reporting
The change described in the "Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting" above represents a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) which occured during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Other than this change, there were no other changes in the Company's internal control over financial reporting during the first quarter of 2023 identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included under Note 18 – Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A. Risk Factors
We have disclosed under "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, the risk factors which may materially affect our business, financial conditions or results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth below and in the Annual Report on Form 10-K, and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. In addition, the risks and uncertainties not currently known to us or that we currently do not believe are material could also materially and adversely affect our business, financial condition or results of operations.
An impairment charge of goodwill or other intangibles could have a material adverse impact on our results of operations.
Goodwill was $17.9 million as of March 31, 2023, and December 31, 2022, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Intangible assets were $33.8 million and $37.4 million as of March 31, 2023, and December 31, 2022, respectively. Under generally accepted accounting principles ("GAAP"), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level.
If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, an indication of impairment may have occurred. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge.
During the first quarter of 2023, the price per share of our common stock as traded on the NASDAQ Global Market declined below net book value per share. If our stock price remains below net book value per share or other negative business factors described above exist, we may be required to perform a goodwill impairment analysis before the end of the year. That analysis or the annual analysis may result in an impairment charge that could be significant and could have a material adverse impact on our results of operations for the period in which the charge is taken.
A decline in the federal budget, changes in spending or budgetary priorities of the U.S. government, a prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.
In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, DoD funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Most recently, the federal government was shut down due to a lack of funding for over one month between late 2018 and early 2019. Additionally, the national debt has recently threatened to reach the statutory debt ceiling in 2023, and such an event in future years could result in the U.S. government defaulting on its debts.
As a result, government spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity. Furthermore, a U.S. government default on its sovereign debt would have broad adverse macroeconomic effects that could materially and adversely affect our results of operations, financial condition or liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number		Description
10.1	*	First Amendment to Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank, dated April 12, 2023
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	^	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	Filed herewith
^	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOS CORPORATION

/s/ John B. Wood	May 10, 2023
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	May 10, 2023
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding	May 10, 2023
By: Victoria Harding
Controller and Chief Accounting Officer (Principal Accounting Officer)