Form 10-Q
period 2023-06-30
TELOS CORP
filed 2023-08-09
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of August 4, 2023, the registrant had outstanding 69,582,809 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands, except per share amounts)
Revenue – services	$28,947	$50,270	$60,481	$98,378
Revenue – products	3,964	5,521	7,652	$7,573
Total revenue	32,911	55,791	68,133	105,951
Cost of sales – services	19,008	31,436	38,276	61,167
Cost of sales – products	1,544	3,426	4,016	4,984
Total cost of sales	20,552	34,862	42,292	66,151
Gross profit	12,359	20,929	25,841	39,800
Selling, general and administrative expenses
Sales and marketing	1,793	4,741	3,436	9,993
Research and development	2,646	4,489	5,479	9,919
General and administrative	17,387	25,735	39,363	50,291
Total selling, general and administrative expenses	21,826	34,965	48,278	70,203
Operating loss	(9,467)	(14,036)	(22,437)	(30,403)
Other income	1,649	118	4,145	130
Interest expense	(184)	(187)	(433)	(377)
Loss before income taxes	(8,002)	(14,105)	(18,725)	(30,650)
Provision for income taxes	(22)	(54)	(45)	(125)
Net loss	$(8,024)	$(14,159)	$(18,770)	$(30,775)

Net loss per share:
Basic	$(0.12)	$(0.21)	$(0.27)	$(0.45)
Diluted	$(0.12)	$(0.21)	$(0.27)	$(0.45)

Weighted-average shares outstanding:
Basic	69,424	67,876	68,804	67,717
Diluted	69,424	67,876	68,804	67,717
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)
Net loss	$(8,024)	$(14,159)	$(18,770)	$(30,775)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(11)	(11)	2	18
Comprehensive loss	$(8,035)	$(14,170)	$(18,768)	$(30,757)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$103,447	$119,305
Accounts receivable, net	34,290	40,069
Inventories, net	1,767	2,877
Prepaid expenses	7,321	4,819
Other current assets	1,850	893
Total current assets	148,675	167,963
Property and equipment, net	3,842	4,787
Finance lease right-of-use assets, net	7,222	7,832
Operating lease right-of-use assets, net	326	341
Goodwill	17,922	17,922
Intangible assets, net	37,814	37,415
Other assets	1,059	1,137
Total assets	$216,860	$237,397
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other accrued liabilities	$16,506	$22,551
Accrued compensation and benefits	9,862	8,388
Contract liabilities	6,138	6,444
Finance lease obligations – current portion	1,660	1,592
Operating lease obligations – current portion	350	361
Other financing obligations – current portion	—	1,247
Other current liabilities	3,317	4,919
Total current liabilities	37,833	45,502
Finance lease obligations – non-current portion	10,406	11,248
Operating lease liabilities – non-current portion	—	27
Other financing obligations – non-current portion	—	7,211
Deferred income taxes	782	758
Other liabilities	303	297
Total liabilities	49,324	65,043
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,466,777 shares and 67,431,632 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	108	106
Additional paid-in capital	426,656	412,708
Accumulated other comprehensive income	(53)	(55)
Accumulated deficit	(259,175)	(240,405)
Total stockholders’ equity	167,536	172,354
Total liabilities and stockholders’ equity	$216,860	$237,397
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022

	(in thousands)
Cash flows from operating activities:
Net loss	$(18,770)	$(30,775)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Stock-based compensation	17,244	33,007
Depreciation and amortization	3,121	2,910
Deferred income tax provision	24	25
Accretion of discount in acquisition holdback	2	23
Loss on disposal of fixed assets	1	1
Provision for doubtful accounts	117	66
Amortization of debt issuance costs	35	—
Gain on early extinguishment of other financing obligations	(1,427)	—
Changes in other operating assets and liabilities:
Accounts receivable	5,662	9,102
Inventories	1,111	(2,383)
Prepaid expenses, other current assets, other assets	(3,445)	(3,324)
Accounts payable and other accrued payables	(6,255)	567
Accrued compensation and benefits	(235)	419
Contract liabilities	(307)	(1,582)
Other current liabilities	(1,091)	76
Net cash (used in)/provided by operating activities	(4,213)	8,132
Cash flows from investing activities:
Capitalized software development costs	(8,198)	(5,134)
Purchases of property and equipment	(270)	(641)
Net cash used in investing activities	(8,468)	(5,775)
Cash flows from financing activities:
Payments under finance lease obligations	(775)	(710)
Payment of tax withholding related to net share settlement of equity awards	(1,584)	(2,886)
Repurchase of common stock	(139)	(2,603)
Payment of DFT holdback amount	(564)	—
Payments for debt issuance costs	(114)	—
Net cash used in financing activities	(3,176)	(6,199)
Net change in cash, cash equivalents, and restricted cash	(15,857)	(3,842)
Cash, cash equivalents, and restricted cash, beginning of period	119,438	126,562
Cash, cash equivalents, and restricted cash, end of period	$103,581	$122,720
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at March 31, 2023	69,388	$108	$420,980	$(42)	$(251,151)	$169,895
Net loss	—	—	—	—	(8,024)	(8,024)
Foreign currency translation gain	—	—	—	(11)	—	(11)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	79	—	—	—	—	—
Stock-based compensation	—		5,676	—	—	5,676
Balance at June 30, 2023	69,467	$108	$426,656	$(53)	$(259,175)	$167,536

Balance at March 31, 2022	67,867	$106	$378,546	$2	$(203,593)	$175,061
Net loss	—	—	—	—	(14,159)	(14,159)
Foreign currency translation loss	—	—	—	(11)	—	(11)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	87	—	—	—	—	—
Stock-based compensation	—	—	16,423	—	—	16,423
Repurchase of common stock	(360)	—	(3,002)	—	—	(3,002)
Balance at June 30, 2022	67,594	$106	$391,967	$(9)	$(217,752)	$174,312

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2022	67,431	$106	$412,708	$(55)	$(240,405)	$172,354
Net loss	—	—	—	—	(18,770)	(18,770)
Foreign currency translation gain	—	—	—	2	—	2
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,259	1	(1,585)	—	—	(1,584)
Stock-based compensation	—		13,592	—	—	13,592
Issuance of common stock for 401K match	777	1	1,941	—	—	1,942
Balance at June 30, 2023	69,467	$108	$426,656	$(53)	$(259,175)	$167,536

Balance at December 31, 2021	66,767	$105	$367,153	$(27)	$(186,977)	$180,254
Net loss	—	—	—	—	(30,775)	(30,775)
Foreign currency translation loss	—	—	—	18	—	18
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,187	1	(2,887)	—	—	(2,886)
Stock-based compensation	—	—	30,703	—	—	30,703
Repurchase of common stock	(360)	—	(3,002)	—	—	(3,002)
Balance at June 30, 2022	67,594	$106	$391,967	$(9)	$(217,752)	$174,312
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
Basis of Comparison - Revision of Previously Issued Interim Financial Statements
During the course of preparing the Company's consolidated financial statements for the year ended December 31, 2022, we identified that stock-based compensation expense related to performance-based restricted stock unit (“PSU”) awards with market conditions was erroneously reversed when those PSUs were forfeited during the three and six months ended June 30, 2022. Although the Company has determined that the error did not have a material impact on its previously issued interim consolidated financial statements, it revised the previously reported interim financial information in conjunction with the issuance of its quarterly filings on Form 10-Q for the quarter ended June 30, 2023. Further information regarding the misstatements and related revisions are included under Note 20 – Revision of Prior Year Interim Financial Statements to the unaudited consolidated financial statements.
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
Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition on cost estimation on certain contracts, allowance for credit losses, inventory obsolescence, valuation allowance for deferred tax assets, income taxes, certain assumptions related to stock-based compensation, valuation of intangible assets and goodwill, restructuring expenses accruals, and contingencies. Actual results could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.

Stock-based Compensation
The Company grants stock-based compensation awards under the 2016 Omnibus Long-Term Incentive Plan, as amended (the "2016 LTIP"). Our 2016 LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights to our senior executives, directors, employees, and other eligible service providers. The stock options granted under the 2016 LTIP expire no more than 10 years after the date of grant.
The service-based restricted stock units ("RSUs") granted generally vest in installments over a period of up to three years from the date of grant. The PSUs vest upon the achievement of a defined performance target or at the end of the defined performance period from the date of grant, whichever initially occurs. The fair value of each RSU award is based on the closing stock price on the date of grant, while the fair value of the PSU awards with market condition is based on using a Monte Carlo simulation.
The Company estimates the fair value of stock options on the date of the grant using an option pricing model. The option pricing model takes into consideration the current share price of the underlying common stock, exercise price of the option, expected term, risk-free interest rate and the volatility of share price. These considerations directly affect the amount of compensation expense that will ultimately be recognized.
We recognized these stock-based payment transactions when services from the employees, directors and other eligible service providers are received and recognized a corresponding increase in additional paid-in capital in our unaudited consolidated balances sheets. The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when the employees, directors and other eligible service providers have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The stock-based compensation expense for an award is recognized ratably over the requisite service period, which is generally the vesting period or if it is probable that the performance condition will be satisfied. For the comparative periods, the stock-based payment transactions are recognized in accordance with ASC 718, "Compensation - Stock Compensation" and ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting".
Restructuring Expenses
In the fourth quarter of 2022, the Company committed to a restructuring plan to streamline its workforce and spending to better align its cost structure with its volume of business. The restructuring plan reduced the Company's workforce, with a majority of the affected employees separating from the business in early 2023. In connection with this restructuring plan, we incurred restructuring-related costs, including employee severance and related benefit costs. Employee severance and related benefit costs include cash payments, outplacement services and continuing health insurance coverage. Severance costs pursuant to ongoing-benefit arrangements are recognized when probable and reasonably estimated. Other related costs include external consulting and advisory fees related to implementing the restructuring plan. These costs are recognized at fair value in the period in which the costs are incurred.
In the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company estimated that the expected restructuring expenses were $2.8 million as of December 31, 2022. As of June 30, 2023, the Company has updated its total expected restructuring plan costs to $4.0 million, based on the Company's review of the restructuring plan for the remainder of 2023. The restructuring expenses are recorded under "Selling, general and administrative expenses" in the Company's unaudited consolidated statements of operations.
At each reporting date, the Company evaluates its restructuring expense accrual to determine if the liabilities reported are still appropriate. Any changes in the estimated costs of executing the approved restructuring plan are reflected in the Company's unaudited consolidated statement of operations.

Table 2: Summary of Changes in Restructuring Expenses Accrual
	Severance and related benefit costs (1)	Other related costs (1)	Total

	(in thousands)
Balance at December 31, 2022	$2,763	$—	$2,763
(Adjustments)/charges	(103)	1,300	1,197
Cash payments	(1,778)	—	(1,778)
Balance at June 30, 2023	$882	$1,300	$2,182
(1) Restructuring-related liabilities are reported as part of "Other current liabilities" in the Company's unaudited consolidated balance sheets, see Note 9 - Other Balance Sheet Components for further details.

Recent Accounting Pronouncements
From time to time, new accounting standards are issued by the Financial Accounting Standards Board or other standard-setting bodies and are adopted by the Company as of the specified accounting date. Unless otherwise discussed, the Company believes that issued standards not yet effective will not have a material effect on its financial statements.
3. REVENUE RECOGNITION
We account for revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer.
The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 88% and 89% of our revenue for the three and six months ended June 30, 2023, respectively, and 90% and 93% of our revenue for the three and six months ended June 30, 2022, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration.
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 12% and 11% of our revenue for the three and six months ended June 30, 2023, respectively, and 10% and 7% of our revenue for the three and six months ended June 30, 2022, respectively.
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
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceed the total estimated revenue for a performance obligation. No contract losses were recorded during the three and six months ended June 30, 2023 and 2022.
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

Table 3.1: Revenue by Customer Type
	For the Three Months Ended				For the Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Federal	$27,512	84%	$52,213	94%	$60,501	89%	$100,056	94%
State & local, and commercial	5,399	16%	3,578	6%	7,632	11%	5,895	6%
Total revenue	$32,911	100%	$55,791	100%	$68,133	100%	$105,951	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended				For the Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$25,293	77%	$45,305	81%	$52,306	77%	$86,581	82%
Time-and-materials	3,548	11%	2,731	5%	7,104	10%	5,646	5%
Cost plus fixed fee	4,070	12%	7,755	14%	8,723	13%	13,724	13%
Total revenue	$32,911	100%	$55,791	100%	$68,133	100%	$105,951	100%

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
U.S. Department of Defense ("DoD")	66%	72%	67%	71%

Table 3.4: Contract Balances
	Balance Sheet Presentation	June 30, 2023	December 31, 2022

		(in thousands)
Billed accounts receivables (1)	Accounts receivable, net	$11,815	$13,521
Unbilled accounts receivable	Accounts receivable, net	7,214	11,657
Contract assets	Accounts receivable, net	15,261	14,891
Contract liabilities	Contract liabilities	6,138	6,444
(1) Net of allowance for credit losses.
The change in the Company's contract assets and contract liabilities during the current period was primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three and six months ended June 30, 2023, that was included in the contract liabilities balance at the beginning of each reporting period was $1.6 million and $4.1 million, respectively. Revenue recognized for the three and six months ended June 30, 2022, that was included in the contract liabilities balance at the beginning of each reporting period was and $1.6 million and $4.1 million, respectively.
As of June 30, 2023, we had approximately $66.5 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 80% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	June 30, 2023	December 31, 2022

	(in thousands)
Billed accounts receivable	$12,065	$13,655
Unbilled accounts receivable	7,214	11,657
Contract assets	15,261	14,891
Allowance for credit losses (1)	(250)	(134)
Accounts receivable, net	$34,290	$40,069
(1) Includes provision for credit losses, net of recoveries.
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 91% of our billed and unbilled accounts receivable as of June 30, 2023, were directly with U.S. government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses.

5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	June 30, 2023	December 31, 2022

	(in thousands)
Gross inventory	$2,532	$3,642
Allowance for inventory obsolescence	(765)	(765)
Inventories, net	$1,767	$2,877
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	June 30, 2023	December 31, 2022

	(in thousands)
Furniture and equipment	$16,063	$16,033
Leasehold improvement	3,173	3,145
Property and equipment, at cost	19,236	19,178
Accumulated depreciation and amortization	(15,394)	(14,391)
Property and equipment, net	$3,842	$4,787

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)
Depreciation & amortization expense	$579	$598	$1,152	$1,157
7. GOODWILL
The goodwill balance was $17.9 million as of June 30, 2023, and December 31, 2022, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges were recorded for the three and six months ended June 30, 2023 and 2022.
8. INTANGIBLE ASSETS, NET

Table 8: Details of Intangible Assets, Net
		June 30, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(870)	$2,760	$3,630	$(643)	$2,987
Customer relationship	3	40	(25)	15	40	(19)	21
Software development costs	2 - 5	43,694	(8,655)	35,039	35,080	(7,793)	27,287
Subtotal		47,364	(9,550)	37,814	38,750	(8,455)	30,295
Software held for resale (1)		—	—	—	7,120	—	7,120
Total		$47,364	$(9,550)	$37,814	$45,870	$(8,455)	$37,415
(1) This amount is net of $0.6 million charged into cost for sales for the period ended December 31, 2022. See Note 10 – Debt and Other Obligations for related details.
Amortization expense related to capitalized software development costs was $0.6 million and $0.9 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively.
Amortization expense related to other intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Accounts Payable and Other Accrued Liabilities
	June 30, 2023	December 31, 2022

	(in thousands)
Accounts payable	$11,985	$12,606
Accrued payables	4,521	9,945
Accounts payable and other accrued liabilities	$16,506	$22,551

Table 9.2: Details of Other Current Liabilities
	June 30, 2023	December 31, 2022

	(in thousands)
Other accrued expenses	$725	$1,530
Restructuring expenses accrual	2,182	2,763
Other	410	626
Other current liabilities	$3,317	$4,919
10. DEBT AND OTHER OBLIGATIONS
Revolving Credit Facility
On December 30, 2022 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement"), by and among the Company, as borrower, Xacta Corporation, ubIQuity.com, inc, Teloworks, Inc., and Telos Identity Management Solutions, LLC, as guarantors, the lenders party thereto (the "Lenders"), and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement provides for a $30.0 million senior secured revolving credit facility with a maturity date of December 30, 2025, with the option of issuing letters of credit thereunder with a sub-limit of $5.0 million, and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity (the "Loan"). The Loan is subject to acceleration in the event of customary events of default. The Company has not drawn any amount under the Loan.
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
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of June 30, 2023.
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
Concurrently, the Company transferred all the rights, title and interest in the underlying licenses in exchange for the extinguishment of the outstanding financing obligations. The Company evaluated the transfer of the underlying licenses as consideration paid for the outstanding financing obligations under ASC 470-10, Debt, and the provisions of the MPA, and concluded that the transaction resulted in an extinguishment of debt. The Company recorded the difference between the carrying value of the Company's debt instrument and the underlying licenses as a gain on early extinguishment of other financing obligations. No gain was reported for the three months ended June 30, 2023. For the six months ended June 30, 2023, the Company reported a gain of $1.4 million, which was recorded as "Other income" in the unaudited consolidated statements of operations.
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
12. STOCK-BASED COMPENSATION
Stock-based compensation expense recognized for restricted stock units and stock options granted to employees and non-employees is included in the consolidated statement of operations. There were no income tax benefits recognized on the stock-based compensation expense for both periods.
Restricted Stock

Table 12.1: Details of Stock Compensation Expense by Department
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)
Cost of sales – services	$225	$862	$551	$1,869
Sales and marketing	43	1,420	101	3,088
Research and development	847	692	1,617	1,987
General and administrative	6,630	14,102	14,975	26,063
Total	$7,745	$17,076	$17,244	$33,007

Table 12.2: Restricted Stock Unit Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2022	3,570,082	336,785	3,906,867	$19.53
Granted	1,604,843	—	1,604,843	1.98
Vested	(1,613,809)	—	(1,613,809)	26.38
Forfeited	(386,694)	(71,177)	(457,871)	14.36
Unvested outstanding units as of June 30, 2023	3,174,422	265,608	3,440,030	$9.42

As of June 30, 2023, the intrinsic value of the RSUs and PSUs outstanding and vested or expected to vest was $8.8 million. There was approximately $12.1 million of total compensation costs related to stock-based awards not yet recognized as of June 30, 2023, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.7 years.
Stock Options
The Company uses the Black-Scholes option pricing model to calculate the estimated fair value of stock options on the date of grant. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. The following weighted-average assumptions are used in the Black-Scholes valuation model to estimate the fair value of stock option awards, as granted.
•Expected term of the option – For options granted to employees and directors, the Company estimates the term over which option holders are expected to hold their stock option by using the "simplified method" in accordance with Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payments, and SAB No. 110, Simplified Method for Plain Vanilla Share Options, to calculate the expected term of stock options determined to be "plain vanilla." The Company's stock option exercise history does not provide a reasonable basis to compute the expected term for stock options. Under this approach, the expected term is presumed to be a midpoint between the vesting date and the contractual end of the stock option grant. For options granted to non-employees, the Company elected to use the contractual term as the expected term.
•Risk-free interest rate – Based on the daily yield curve rates for U.S. Treasury obligations with terms that approximate the expected term of the stock options.
•Expected volatility – Due to the absence of the Company's historical price volatility for the expected contractual term of the stock options, the Company utilized the historical price volatility of a peer group.
•Expected dividend yield – The Company has not declared dividends, nor does it expect to in the foreseeable future. Therefore, a zero value was assumed for the expected dividend yield.

Table 12.3: Stock Options Fair Value and Weighted-Average Assumptions
	For the Six Months Ended
	June 30, 2023	June 30, 2022
Weighted-average fair value of underlying stock options	$1.06	$—
Expected term (in years)	5.5 - 10.0	0
Risk-free interest rate	3.5%	—%
Expected volatility	30.7% - 35.1%	—%
Expected dividend yield	—%	—%

Table 12.4: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2022	—	$—	0.0	$—
Granted	400,000	1.80
Exercised	—	—
Forfeited, cancelled, or expired	—	—
Outstanding option balance as of June 30, 2023	400,000	$1.80	9.8	$304,000
Vested and exercisable stock option as of June 30, 2023	—	$—	0.0	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of June 30, 2023.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the next annual stockholders meeting is expected to occur at the same approximate time each year.
During the three and six months ended June 30, 2023, the stock-based compensation expense on stock options recorded as part of general and administrative expenses was immaterial, with no similar expense in 2022. As of June 30, 2023, there were approximately $0.4 million of unrecognized compensation costs related to non-vested stock options.

13. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors approved a new share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of June 30, 2023, there was approximately $38.7 million of the authorization remaining for future common stock repurchases under the SRP.

Table 13: Share Repurchase Program Activity
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands, except per share and share data)
Amount paid for shares repurchased (1)	$—	$3,002	$—	$3,002
Number of shares repurchased	—	360,439	—	360,439
Average per share price paid (1)	$—	$8.33	$—	$8.33
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Our functional currency is the U.S. Dollar. For one of our wholly-owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the periods presented. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive losses.

Table 14: Details of Accumulated Other Comprehensive Loss
	June 30, 2023	December 31, 2022

	(in thousands)
Cumulative foreign currency translation loss	$(160)	$(162)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive loss	$(53)	$(55)
15. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive.

Table 15: Potentially Dilutive Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)
Unvested restricted stock and restricted stock units	269	57	401	211
Total	269	57	401	211
For the three and six months ended June 30, 2023 and 2022, the outstanding PSUs aggregating to 265,608 and 379,161, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.
16. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, had been an employee of the Company since 1996. In January 2023, he tendered his resignation as an employee effective February 7, 2023. The amount paid to him as compensation for his remaining tenure in 2023 was $249,000. For the three and six months ended June 30, 2022, the Company paid him $93,000 and $605,000, respectively. Additionally, Mr. Wood directly owned 199,785 and 178,041 shares of the Company’s common stock as of June 30, 2023 and December 31, 2022, respectively.

One of the Company’s directors serves as a consultant to the Company. On January 1, 2023, the director and the Company amended the consulting agreement under which he provides services ("2023 consulting agreement"), extending his services through June 30, 2023, with the option to further extend for another six months by mutual agreement of the parties. The Company, at its election, would pay the director's 2023 consultancy fees in a fixed amount, in the form of restricted stock units. Consequently, on January 3, 2023, the Company granted the director 16,859 RSUs, one-half of which vested on March 3, 2023, and the other half vested on May 18, 2023, as compensation for the first half of his 2023 consulting services. No cash payments were made for his consulting services for the three and six months ended June 30, 2023. In July 2023, the director and the Company amended the 2023 consulting agreement, further extending his services through December 31, 2023. The amended 2023 consulting agreement stipulates a firm-fixed monthly retainer fee, plus additional fees and contingent bonus payments upon achievement of certain contract goals, payable in cash. On February 1, 2022, the Company granted him 26,091 RSUs for his consulting services in 2022, which RSUs vested quarterly in four equal amounts through the end of the year. No cash payments were made for the three months ended June 30, 2022, while the amounts paid in cash for his consulting services were $25,000 for the six months ended June 30, 2022.
17. SEGMENT INFORMATION
We operate our business in two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the business lines.
Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta®, Telos Ghost®, Telos Advanced Cyber Analytics ("Telos ACA"), Telos AMHS and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud or cybersecurity solutions during the period. The majority of the operating costs relate to labor, material, and overhead costs. Software sales have immaterial operating costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
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

Table 17: Results of Operations by Business Segment
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)
Revenue
Security Solutions	$17,196	$30,819	$36,969	$57,738
Secure Networks	15,715	24,972	31,164	48,213
Total revenue	32,911	55,791	68,133	105,951
Gross profit
Security Solutions	9,551	16,433	19,825	31,485
Secure Networks	2,808	4,496	6,016	8,315
Total gross profit	12,359	20,929	25,841	39,800
Selling, general and administrative expenses	21,826	34,965	48,278	70,203
Operating loss	(9,467)	(14,036)	(22,437)	(30,403)
Other income	1,649	118	4,145	130
Interest expense	(184)	(187)	(433)	(377)
Loss before income taxes	(8,002)	(14,105)	(18,725)	(30,650)
Provision for income taxes	(22)	(54)	(45)	(125)
Net loss	$(8,024)	$(14,159)	$(18,770)	$(30,775)
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

18. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On February 7, 2022, Telos and certain of its current and former officers were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Virginia ("Court"). In the complaint, the Plaintiffs, who purport to represent a class of purchasers of Telos common stock between November 19, 2020, and March 16, 2022, allege that the defendants violated securities laws by failing to disclose delays relating to the launch of certain contracts between Telos and the Transportation Security Administration ("TSA") and the Centers for Medicare and Medicaid Services and to take into account those delays when providing a financial forecast for the Company's 2021 performance. On June 15, 2022, the Plaintiffs filed a consolidated complaint which added claims (i) concerning Telos' disclosure of revenue projections for these contracts, (ii) against the directors of Telos at the time of its initial public offering, and (iii) pursuant to Sections 11 and 15 of the Securities Act of 1933. On February 1, 2023, the Court dismissed the lawsuit in its entirety for failure to state a claim. The Court's order of dismissal provided the Plaintiffs the opportunity to file a motion for leave to file an amended complaint, should they have a good faith basis to do so. On March 13, 2023, the Court granted the parties' consent motion permitting the filing of a consolidated amended class action complaint and establishing a briefing schedule for Telos' motion to dismiss that amended complaint. On April 14, 2023, Telos moved to dismiss the consolidated amended class action complaint. At the conclusion of a hearing held on June 21, 2023, the Court dismissed the consolidated amended class action complaint with prejudice. No appeal from the order of dismissal was taken, and it is final.
The Company does not believe that there are claims or proceedings that would have a material adverse effect on the business, or the unaudited consolidated financial statements of the Company as of June 30, 2023.
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
19. SUPPLEMENTAL CASH FLOW INFORMATION

Table 19.1: Details of Cash, Cash Equivalents, and Restricted Cash
	June 30, 2023	December 31, 2022

	(in thousands)
Cash and cash equivalents	$103,447	$119,305
Restricted cash (1)	134	133
Cash, cash equivalents, and restricted cash	$103,581	$119,438
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is recorded under "Other assets" on the unaudited consolidated balance sheets.

Table 19.2: Supplemental Cash Flow Information
	For the Six Months Ended
	June 30, 2023	June 30, 2022

	(in thousands)
Cash paid during the period for:
Interest	$409	$353
Income taxes	147	188
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$15	$282
Capital expenditure activity in accounts payable and other accrued liabilities	536	296
Issuance of common stock for 401K match	1,943	—
Intangible assets transferred to extinguish other financing obligations	7,089	—
Common stock repurchases under SRP	—	400

20. REVISION OF PRIOR YEAR INTERIM FINANCIAL STATEMENTS
During the course of preparing the Company's consolidated financial statements for the year ended December 31, 2022, we identified that stock-based compensation expense related to the PSU awards with market conditions was erroneously reversed when those PSUs were forfeited. Due to the error, general and administrative expense was understated by $1.9 million and $3.5 million for the three and six months ended June 30, 2022. Although the Company has determined that the error did not have a material impact on its previously issued interim consolidated financial statements, it revised the previously reported interim financial information in conjunction with the issuance of its quarterly filings on Form 10-Q for the quarter ended June 30, 2023. The errors had no net impact on cash flows from operating, investing or financing activities in the consolidated statement of cash flows.
The following tables set forth the effects of the revisions of previously issued unaudited quarterly consolidated financial statements to correct for prior period errors.

Table 20.1: Impact of the Correction to the Unaudited Consolidated Statement of Operations
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands, except per share data)
General and administrative	$23,865	$1,870	$25,735	$46,788	$3,503	$50,291
Total selling, general and administrative expenses	33,095	1,870	34,965	66,700	3,503	70,203
Operating loss	(12,166)	(1,870)	(14,036)	(26,900)	(3,503)	(30,403)
Loss before income taxes	(12,235)	(1,870)	(14,105)	(27,147)	(3,503)	(30,650)
Net loss	(12,289)	(1,870)	(14,159)	(27,272)	(3,503)	(30,775)

Net loss per share, basic	$(0.18)	$(0.03)	$(0.21)	$(0.40)	$(0.05)	$(0.45)
Net loss per share, diluted	(0.18)	(0.03)	(0.21)	(0.40)	(0.05)	(0.45)

Table 20.2: Impact of the Correction to the Unaudited Consolidated Statement of Comprehensive Loss
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands)
Net loss	$(12,289)	$(1,870)	$(14,159)	$(27,272)	$(3,503)	$(30,775)
Comprehensive loss	(12,300)	(1,870)	(14,170)	(27,254)	(3,503)	(30,757)

Table 20.3: Impact of the Correction to the Unaudited Consolidated Statement of Changes in Stockholders' Equity
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands)
Additional paid-in capital, beginning	$376,913	$1,633	$378,546	$367,153	$—	$367,153
Stock-based compensation	14,553	1,870	16,423	27,200	3,503	30,703
Additional paid-in capital, end	388,464	3,503	391,967	388,464	3,503	391,967

Accumulated deficit, beginning	$(201,960)	$(1,633)	$(203,593)	$(186,977)	$—	$(186,977)
Net loss	(12,289)	(1,870)	(14,159)	(27,272)	(3,503)	(30,775)
Accumulated deficit, end	(214,249)	(3,503)	(217,752)	(214,249)	(3,503)	(217,752)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Several important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission ("SEC") on March 16, 2023.
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
Fiscal year 2023 will continue to be a transition year for Telos, focusing on streamlining our operations and rebuilding and growing the revenue base by generating new business wins. Our 2023 business development priorities are to:
•Reorganize internally to consolidate and centralize business development resources;
•Add new talent to drive execution of solution development and new business generation;
•Maximize existing strategic partnerships for market expansion; and
•Increase our opportunity portfolio and quality of contract vehicles.
Business Environment
U.S. Budget
In March 2023, the White House released its proposed FY2024 budget, which called for a $26 billion increase for the Department of Defense ("DOD") next year, a little more than 3% above the FY2023 enacted level. The debt ceiling legislation (the "Fiscal Responsibility Act") subsequently approved by Congress contains spending caps, which reflect that level of defense spending, as do the defense authorization and appropriations bills currently under consideration in the House and Senate. There are also many in Congress who want to boost this increase further via a subsequent supplemental appropriations bill to offset current and expected inflationary trends and the threats posed by foreign adversaries. Final decisions on defense spending will not be made until this fall, at the earliest.
The President's FY2024 budget also proposed increased investments for cybersecurity within numerous federal civilian departments and agencies, including $3.1 billion in funding for the Cybersecurity and Infrastructure Security Agency, a 5% increase, of which $98 million is intended to implement the Cyber Incident Reporting for Critical Infrastructure Act. In general, the President's budget also reflects the prioritization of accelerated cloud adoption, IT modernization, further private sector collaboration for sector risk management responsibilities, ensuring adequate cyber threat information sharing, and supply chain risk management. These priorities align with the solutions Telos has been developing and bringing to market for the past several years.
However, such increased spending by civilian agencies on cybersecurity could be difficult to achieve, given the cap on non-defense discretionary spending included in the Fiscal Responsibility Act and subsequent efforts by the House majority to seek even further reductions in all non-defense discretionary spending. This would impact future cybersecurity investments by potential civilian federal customers.

For both defense and non-defense spending, it is also doubtful that a divided Congress and the White House can reconcile their differences over fiscal policy before the start of FY2024 on October 1, 2023. Failing to do so would mean the federal government could face a shutdown this fall or, at best, will begin another fiscal year under the constraints of a continuing resolution, with funding frozen at FY2023 levels and restrictions likely on new contracts and acceleration of current programs. Finally, under the terms of the Fiscal Responsibility Act, if all appropriations legislation is not enacted by January 1, appropriations government-wide will revert to the FY2023 level minus an additional one percent. This uncertainty could also impact federal customers' ability to move forward on their planned expenditures in FY2024.
Cybersecurity Landscape
In recent years, we have seen cybersecurity threats become more complex, with threat actors leveraging a wide variety of tactics to exploit their victims. With this growing threat, below are some trends to consider when looking at the cybersecurity landscape:
Rising Threats, Rising Liability: Ransomware remains arguably the most severe cyber threat to enterprises in the commercial, state, and local government and education sectors. One reason for the rise of ransomware attacks is that it is exceedingly profitable for cybercriminals, and ransomware victims generally settle the ransom than restoring the system from backups or dealing with the fallout from a data breach. Aside from the financial costs of paying the ransom and restoring the system, the consequence of a successful ransomware attack can include damage to the organization's reputation, stolen sensitive data being used for malicious purposes, and loss of business.
The Nation's Critical Systems Are Still at Risk: Critical infrastructure and industrial Internet of Things ("IoT") are among the categories at greatest risk of cyberattacks.
The Challenging Complexity of Regulatory Compliance: Government mandates stronger security in highly regulated industries. These government initiatives and audit fatigue continue to burden highly regulated organizations, with automation solutions being recognized as the most effective remedy for the many repetitive and redundant tasks that security compliance requires.
Additionally, the Securities and Exchange Commission ("SEC") has finalized and adopted new cybersecurity rules for publicly traded companies, which will require registrants to disclose additional cyber-related information in their regulatory filings. Specifically, they will have to: (1) regularly disclose their governance methods, risk analysis and management processes; (2) meet specific disclosure requirements and deadlines for cybersecurity reporting and describing material cyber incidents; and (3) describe the board's oversight of risks from cybersecurity threats, and management's expertise and role in assessing and managing material risks from cybersecurity threats. The required reporting of this information will lead many companies to proactively establish policies that will improve their cyber risk management posture and enable them to better withstand heightened public and regulatory scrutiny.
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
Artificial Intelligence: Cybercriminals are using Artificial Intelligence ("AI") to launch more sophisticated attacks that can quickly adapt to changing environments, making detection harder. To protect against AI-powered cyberattacks, organizations must stay vigilant and adopt advanced cybersecurity tools and techniques that can detect and respond to these threats timely before they can cause damage.
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
Financial Overview
A number of factors have contributed to the results of our second quarter of fiscal year 2023, the most noteworthy or significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•The winding down of certain projects and lower revenue on existing major programs resulted in a decline in the current quarter's revenue.
•Actions to cushion the impact of lower revenue on profitability, maintain gross margin level, and improve net loss position.
•Lower operating costs through a combination of lower stock-based compensation, aggressive cost management and the results of the restructuring plan.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(dollars in thousands)
Revenue	$32,911	$55,791	$68,133	$105,951
Cost of sales	20,552	34,862	42,292	66,151
Gross profit	12,359	20,929	25,841	39,800
Gross margin	37.6%	37.5%	37.9%	37.6%
Selling, general and administrative expenses	21,826	34,965	48,278	70,203
Selling, general and administrative expenses as percentage of revenue	66.3%	62.7%	70.9%	66.3%
Operating loss	(9,467)	(14,036)	(22,437)	(30,403)
Other income	1,649	118	4,145	130
Interest expense	(184)	(187)	(433)	(377)
Loss before income taxes	(8,002)	(14,105)	(18,725)	(30,650)
Provision for income taxes	(22)	(54)	(45)	(125)
Net loss	$(8,024)	$(14,159)	$(18,770)	$(30,775)
Consolidated Results
Our business segments have different factors driving revenue fluctuations and profitability. The discussion of the changes in our revenue and profitability is covered in greater detail under the section that follows "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Selling, general, and administrative expenses (SG&A). SG&A decreased by $13.1 million, or 37.6%, for the three months ended June 30, 2023, compared to the same period in 2022. This decrease is primarily due to lower stock-based compensation costs of $8.7 million, reduced labor costs of $2.6 million as a result of a decrease in personnel, and change in capitalized research and development costs of $2.1 million driven by the timing in software projects.
SG&A decreased by $21.9 million, or 31.2%, for the six months ended June 30, 2023, as compared to the same period in the prior year primarily due to lower stock-based compensation costs of $14.4 million, reduced labor costs of $5.3 million as a result of a decrease in personnel, and change in capitalized research and development costs of $3.2 million driven by the timing in software projects, partially offset by $1.2 million in restructuring charges.
Other income. Other income increased by $1.5 million for the three months ended June 30, 2023, due to increases in dividend income from money market placements as a result of increasing interest rates, compared to the same period in 2022.

Other income increased by $4.0 million for the six months ended June 30, 2023, as compared to the same period in the prior year primarily due to an increase in dividend income from money market placement of $2.7 million, and a gain on early extinguishment of other financing obligations of $1.4 million in 2023 without a similar gain in the same period in 2022.
Interest expenses. There was no significant change in interest expense between comparable periods.
Provision for income taxes. The change in the income tax provision for the three and six months ended June 30, 2023, compared to the same period in 2022, is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discrete tax items, based on our expectation of pretax loss for the fiscal year.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(dollars in thousands)
Revenue	$17,196	$30,819	$36,969	$57,738
Gross profit	9,551	16,433	19,825	31,485
Gross margin	55.5%	53.3%	53.6%	54.5%
For the three months ended June 30, 2023, Security Solutions segment revenue decreased by $13.6 million, or 44.2%, compared to the same period in 2022, primarily due to lower volume on certain major programs.
Security Solutions segment revenue for the six months ended June 30, 2023, decreased by $20.8 million, or 36.0%, compared to the same period in 2022, primarily due to lower revenues on major programs.
Gross profit for Security Solutions decreased by $6.9 million, or 41.9%, for the second quarter of 2023 compared with the same period in 2022, primarily due to the decrease in revenue, partially offset by lower indirect expenses due to restructuring and other cost actions. Segment gross margin increased to 55.5% for the second quarter of 2023 from 53.3% for the same period in 2022, primarily due to revenue mix.
For the six months ended June 30, 2023, Security Solutions segment gross profit decreased by $11.7 million, or 37.0%, compared to the same period in 2022, primarily due to the decrease in revenue but partially offset by significantly lower indirect expenses. Segment gross margin decreased from 54.5% to 53.6% as a result of a lower revenue base for indirect expenses.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(dollars in thousands)
Revenue	$15,715	$24,972	$31,164	$48,213
Gross profit	2,808	4,496	6,016	8,315
Gross margin	17.9%	18.0%	19.3%	17.2%
Secure Networks segment revenue for the three months ended June 30, 2023, decreased by $9.3 million, or 37.1%, compared to the same period in 2022, primarily due to the successful wind-down of large programs as expected.
For the six months ended June 30, 2023, Secure Networks segment revenue decreased by $17.0 million, or 35.4%, compared to the same period in 2022, primarily due to the successful wind-down of large programs as expected.
Gross profit for Secure Networks decreased by $1.7 million, or 37.5%, for the second quarter of 2023, compared with the same period in 2022, primarily due to lower revenue, partially offset by lower indirect expenses. Segment gross margin slightly decreased to 17.9% for the second quarter of 2023 from 18.0% for the same period in 2022.
For the six months ended June 30, 2023, Secure Networks segment gross profit decreased by $2.3 million, or 27.6% compared to the same period in 2022, primarily due to lower revenue, partially offset by lower indirect expenses. Segment gross margin increased from 17.2% in 2022 to 19.3% in 2023 due to improved performance on several programs and a shift in the mix across the portfolio driven by the wind-down of lower-margin programs.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted Earnings Per Share ("EPS") and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
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
EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, an alternative to net loss as determined by GAAP. We define EBITDA as net (loss)/income, adjusted for non-operating (income)/expense, interest expense, (benefit from)/provision for income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for stock-based compensation expense and restructuring expenses/(adjustments). We define EBITDA Margin as EBITDA as a percentage of total revenue. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue.

Table MD&A 4: Reconciliation of Net Loss to EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
	For the Three Months Ended				For the Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	Margin	Amount	Margin	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(8,024)	(24.4%)	$(14,159)	(25.4%)	$(18,770)	(27.5) %	$(30,775)	(29.0) %
Other income	(1,649)	(5.0%)	(118)	(0.2%)	(4,145)	(6.1) %	(130)	(0.1) %
Interest expense	184	0.5%	187	0.3%	433	0.6%	377	0.4%
Provision for income taxes	22	0.1%	54	0.1%	45	0.1%	125	0.1%
Depreciation and amortization	1,696	5.2%	1,505	2.7%	3,121	4.5%	2,910	2.7%
EBITDA (Non-GAAP)	(7,771)	(23.6%)	(12,531)	(22.5%)	(19,316)	(28.4) %	(27,493)	(25.9) %
Stock-based compensation expense (1)	7,745	23.5%	17,076	30.6%	17,244	25.3%	33,007	31.1%
Restructuring expenses/(adjustments) (2)	(3)	— %	—	— %	1,197	1.8%	—	— %
Adjusted EBITDA (Non-GAAP)	$(29)	(0.1%)	$4,545	8.1%	$(875)	(1.3%)	$5,514	5.2%
(1) The stock-based compensation adjustment to EBITDA is made up of stock-based compensation expense for the awarded RSUs, PSUs and stock options, and of other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $5.7 million and $13.6 million for the three and six months ended June 30, 2023, respectively, and $16.4 million and $30.7 million for the three and six months ended June 30, 2022, respectively. Stock-based compensation from other sources was $2.1 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $2.3 million for the three and six months ended June 30, 2022, respectively. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out-of-quarter adjustments to this add back to Adjusted EBITDA.
(2) The restructuring expenses/(adjustments) to EBITDA include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.

Adjusted Net (Loss)/Income and Adjusted EPS
Adjusted Net (Loss)/Income and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to net income/(loss) as determined by GAAP. We define Adjusted Net (Loss)/Income as net loss, adjusted for non-operating (income)/expense, stock-based compensation expense and restructuring expense/(adjustments). We define Adjusted EPS as Adjusted Net Loss divided by the weighted-average number of common shares outstanding for the period.

Table MD&A 5: Reconciliation of Net Loss to Non-GAAP Adjusted Net (Loss)/Income and Adjusted EPS
	For the Three Months Ended				For the Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Adjusted Net (Loss)/Income	Adjusted Earnings Per Share	Adjusted Net (Loss)/Income	Adjusted Earnings Per Share	Adjusted Net (Loss)/Income	Adjusted Earnings Per Share	Adjusted Net (Loss)/Income	Adjusted Earnings Per Share

	(in thousands, except per share data)
Net loss	$(8,024)	$(0.12)	$(14,159)	$(0.21)	$(18,770)	$(0.27)	$(30,775)	$(0.45)
Adjustments:
Other income	(1,649)	(0.02)	(118)	—	(4,145)	(0.06)	(130)	—
Stock-based compensation expense (1)	7,745	0.11	17,076	0.25	17,244	0.25	33,007	0.48
Restructuring expenses/(adjustments) (2)	(3)	—	—	—	1,197	0.01	—	—
Adjusted net (loss)/income (Non-GAAP)	$(1,931)	$(0.03)	$2,799	$0.04	$(4,474)	$(0.07)	$2,102	$0.03
Weighted-average shares of common stock outstanding, basic	69,424		67,876		68,804		67,717
(1) The stock-based compensation adjustment to Net (Loss)/Income is made up of stock-based compensation expense for the awarded RSUs, PSUs and stock options, and of other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $5.7 million and $13.6 million for the three and six months ended June 30, 2023, respectively, and $16.4 million and $30.7 million for the three and six months ended June 30, 2022, respectively. Stock-based compensation from other sources was $2.1 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $2.3 million for the three and six months ended June 30, 2022, respectively. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out-of-quarter adjustments to this add back to Adjusted Net (Loss)/Income.
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

Table MD&A 6: Free Cash Flow
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)
Net cash (used in)/provided by operating activities	$(4,113)	$7,883	$(4,213)	$8,132
Adjustments:
Purchases of property and equipment	(47)	(95)	(270)	(641)
Capitalized software development costs	(4,398)	(2,339)	(8,198)	(5,134)
Free cash flow (Non-GAAP)	$(8,558)	$5,449	$(12,681)	$2,357

Each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS and Free Cash Flow has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS and Free Cash Flow does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS and Free Cash Flow differently than we do, which limits their usefulness as comparative measures. Because of these limitations, neither EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Income/(Loss), Adjusted EPS nor Free Cash Flow should be considered as a replacement for net (loss)/income, earnings per share or net cash flows provided by/(used in) operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
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
As of June 30, 2023, we had cash and cash equivalents of $103.4 million and our working capital was $110.8 million.
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
Cash Flow

Table MD&A 7: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Six Months Ended
	June 30, 2023	June 30, 2022

	(in thousands)
Net cash (used in)/provided by operating activities	$(4,213)	$8,132
Net cash used in investing activities	(8,468)	(5,775)
Net cash used in financing activities	(3,176)	(6,199)
Net change in cash, cash equivalents, and restricted cash	$(15,857)	$(3,842)
Net cash used in operating activities for the six months ended June 30, 2023, was $4.2 million, an increase of $12.3 million in cash outflow, compared to the same period in 2022. The change is primarily driven by the Company's operating losses, the timing of receipts of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Net cash used in investing activities for the six months ended June 30, 2023, increased by $2.7 million compared to the same period of the prior year, primarily due to the higher investment in software development costs of $8.2 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively, partially offset by the slight decrease in purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2023, decreased by $3.0 million compared to the same period in 2022. This is primarily attributable to the decrease in payment of tax withholding related to net share settlement of equity awards of $1.6 million for the six months ended June 30, 2023, compared with $2.9 million in the same period of 2022, and the cash outflow on repurchases of common stock of $2.6 million in 2022 compared with $0.1 million in 2023 under the share repurchase program (see Note 13 – Share Repurchases). This is partially offset by the payment of the DFT holdback amount of $0.6 million in February 2023.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2022 Form 10-K, as filed with the SEC on March 16, 2023, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended June 30, 2023.

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
The Company's management, including the Company's CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2023, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included under Note 18 – Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A. Risk Factors
We have disclosed under "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, the risk factors which may materially affect our business, financial conditions or results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth below and in the Annual Report on Form 10-K, and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. In addition, risks and uncertainties not currently known to us or that we currently do not believe are material could also materially and adversely affect our business, financial condition or results of operations.
An impairment charge of goodwill or other intangibles could have a material adverse impact on our results of operations.
Goodwill was $17.9 million as of June 30, 2023, and December 31, 2022, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Intangible assets were $37.8 million and $37.4 million as of June 30, 2023, and December 31, 2022, respectively. Under generally accepted accounting principles ("GAAP"), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level.
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
During the first half of 2023, the price per share of our common stock as traded on the NASDAQ Global Market declined below net book value per share. If our stock price remains below net book value per share or other negative business factors described above exist, we may be required to perform a goodwill impairment analysis before the end of the year. That analysis or the annual analysis may result in an impairment charge that could be significant and could have a material adverse impact on our results of operations for the period in which the charge is taken.
A decline in the federal budget, changes in spending or budgetary priorities of the U.S. government, a prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.
In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, DoD funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in recent years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Most recently, the federal government was shut down due to a lack of funding for over one month between late 2018 and early 2019. Additionally, the national debt has recently threatened to reach the statutory debt ceiling in 2023, and such an event in future years could result in the U.S. government defaulting on its debts.
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
(b) None.
(c) None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number		Description
10.1	* +	Form of Telos Corporation Notice of Grant of Option
10.2	* +	Form of Telos Corporation Notice of Grant of Restricted Shares and/or Restricted Share Units (Time-Based)
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	^	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104	+	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	constitutes a management contract or compensatory plan or arrangement
+	filed herewith
^	furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOS CORPORATION

/s/ John B. Wood	August 9, 2023
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	August 9, 2023
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding	August 9, 2023
By: Victoria Harding
Controller and Chief Accounting Officer (Principal Accounting Officer)