Form 10-Q
period 2023-09-30
TELOS CORP
filed 2023-11-09
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of November 3, 2023, the registrant had outstanding 69,623,209 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands, except per share amounts)
Revenue – services	$34,385	$55,305	$94,866	$153,683
Revenue – products	1,801	8,288	9,453	15,861
Total revenue	36,186	63,593	104,319	169,544
Cost of sales – services (exclusive of depreciation and amortization shown separately below)	20,683	36,555	58,613	97,311
Cost of sales – products (exclusive of depreciation and amortization shown separately below)	545	5,902	4,561	10,886
Depreciation and amortization	1,945	191	2,291	602
Total cost of sales	23,173	42,648	65,465	108,799
Gross profit	13,013	20,945	38,854	60,745
Selling, general and administrative expenses
Sales and marketing	1,728	3,042	5,164	13,035
Research and development	3,154	3,981	8,633	13,900
General and administrative	17,824	22,706	57,187	72,997
Total selling, general and administrative expenses	22,706	29,729	70,984	99,932
Operating loss	(9,693)	(8,784)	(32,130)	(39,187)
Other income	1,222	518	5,367	648
Interest expense	(178)	(181)	(611)	(558)
Loss before income taxes	(8,649)	(8,447)	(27,374)	(39,097)
Provision for income taxes	(23)	(8)	(68)	(133)
Net loss	$(8,672)	$(8,455)	$(27,442)	$(39,230)

Net loss per share:
Basic	$(0.12)	$(0.13)	$(0.40)	$(0.58)
Diluted	$(0.12)	$(0.13)	$(0.40)	$(0.58)

Weighted-average shares outstanding:
Basic	69,571	67,493	69,062	67,641
Diluted	69,571	67,493	69,062	67,641
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)
Net loss	$(8,672)	$(8,455)	$(27,442)	$(39,230)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	29	(21)	31	(3)
Comprehensive loss	$(8,643)	$(8,476)	$(27,411)	$(39,233)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$99,953	$119,305
Accounts receivable, net	25,424	40,069
Inventories, net	984	2,877
Prepaid expenses	8,102	4,819
Other current assets	1,750	893
Total current assets	136,213	167,963
Property and equipment, net	3,390	4,787
Finance lease right-of-use assets, net	6,917	7,832
Operating lease right-of-use assets, net	274	341
Goodwill	17,922	17,922
Intangible assets, net	38,984	37,415
Other assets	1,038	1,137
Total assets	$204,738	$237,397
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other accrued liabilities	$7,457	$22,551
Accrued compensation and benefits	12,593	8,388
Contract liabilities	5,775	6,444
Finance lease obligations – current portion	1,695	1,592
Operating lease obligations – current portion	224	361
Other financing obligations – current portion	—	1,247
Other current liabilities	1,839	4,919
Total current liabilities	29,583	45,502
Finance lease obligations – non-current portion	9,965	11,248
Operating lease liabilities – non-current portion	65	27
Other financing obligations – non-current portion	—	7,211
Deferred income taxes	795	758
Other liabilities	309	297
Total liabilities	40,717	65,043
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,623,209 shares and 67,431,632 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	108	106
Additional paid-in capital	431,784	412,708
Accumulated other comprehensive income	(24)	(55)
Accumulated deficit	(267,847)	(240,405)
Total stockholders’ equity	164,021	172,354
Total liabilities and stockholders’ equity	$204,738	$237,397
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

	(in thousands)
Cash flows from operating activities:
Net loss	$(27,442)	$(39,230)
Adjustments to reconcile net loss to cash flows from operations:
Stock-based compensation	22,462	48,843
Depreciation and amortization	6,336	4,427
Deferred income tax provision	37	25
Accretion of discount in acquisition holdback	2	36
Loss on disposal of fixed assets	1	2
Provision for doubtful accounts	128	97
Amortization of debt issuance costs	51	—
Gain on early extinguishment of other financing obligations	(1,427)	—
Changes in other operating assets and liabilities:
Accounts receivable	14,517	8,763
Inventories	1,893	(3,429)
Prepaid expenses, other current assets, other assets	(4,106)	(2,486)
Accounts payable and other accrued payables	(14,942)	2,635
Accrued compensation and benefits	2,496	371
Contract liabilities	(670)	571
Other current liabilities	(2,703)	(507)
Net cash (used in)/provided by operating activities	(3,367)	20,118
Cash flows from investing activities:
Capitalized software development costs	(11,960)	(8,580)
Purchases of property and equipment	(350)	(815)
Net cash used in investing activities	(12,310)	(9,395)
Cash flows from financing activities:
Payments under finance lease obligations	(1,180)	(1,083)
Payment of tax withholding related to net share settlement of equity awards	(1,676)	(3,135)
Repurchase of common stock	(139)	(7,603)
Payment of DFT holdback amount	(564)	—
Payments for debt issuance costs	(114)	—
Net cash used in financing activities	(3,673)	(11,821)
Net change in cash, cash equivalents, and restricted cash	(19,350)	(1,098)
Cash, cash equivalents, and restricted cash, beginning of period	119,438	126,562
Cash, cash equivalents, and restricted cash, end of period	$100,088	$125,464
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at June 30, 2023	69,467	$108	$426,656	$(53)	$(259,175)	$167,536
Net loss	—	—	—	—	(8,672)	(8,672)
Foreign currency translation gain	—	—	—	29	—	29
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	156	—	(90)	—	—	(90)
Stock-based compensation	—	—	5,218	—	—	5,218
Balance at September 30, 2023	69,623	$108	$431,784	$(24)	$(267,847)	$164,021

Balance at June 30, 2022	67,594	$106	$391,967	$(9)	$(217,752)	$174,312
Net loss	—	—	—	—	(8,455)	(8,455)
Foreign currency translation loss	—	—	—	(21)	—	(21)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	205	—	(249)	—	—	(249)
Stock-based compensation	—	—	16,127	—	—	16,127
Repurchase of common stock	(499)	—	(4,681)	—	—	(4,681)
Balance at September 30, 2022	67,300	$106	$403,164	$(30)	$(226,207)	$177,033

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2022	67,431	$106	$412,708	$(55)	$(240,405)	$172,354
Net loss	—	—	—	—	(27,442)	(27,442)
Foreign currency translation gain	—	—	—	31	—	31
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,415	1	(1,676)	—	—	(1,675)
Stock-based compensation	—		18,811	—	—	18,811
Issuance of common stock for 401K match	777	1	1,941	—	—	1,942
Balance at September 30, 2023	69,623	$108	$431,784	$(24)	$(267,847)	$164,021

Balance at December 31, 2021	66,767	$105	$367,153	$(27)	$(186,977)	$180,254
Net loss	—	—	—	—	(39,230)	(39,230)
Foreign currency translation loss	—	—	—	(3)	—	(3)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,392	1	(3,136)	—	—	(3,135)
Stock-based compensation	—	—	46,830	—	—	46,830
Repurchase of common stock	(859)	—	(7,683)	—	—	(7,683)
Balance at September 30, 2022	67,300	$106	$403,164	$(30)	$(226,207)	$177,033
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Telos Corporation, together with its subsidiaries (collectively, the "Company," "we," "our" or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding shares of Xacta Corporation and ubIQuity.com, inc. (a holding company for Xacta Corporation), and 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID"), Teloworks, Inc., and Telos APAC Pte. Ltd.
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
Basis of Comparison - Revision of Previously Issued Interim Financial Statements
Certain prior-period amounts have been reclassified to conform to the current period presentation. In the current period, the Company reclassified and presented depreciation and amortization separately from the cost of sales line items. The reclassification had no impact on the statement of operations.
During the course of preparing the Company's consolidated financial statements for the year ended December 31, 2022, we identified that stock-based compensation expense related to performance-based restricted stock unit (“PSU”) awards with market conditions was erroneously reversed when those PSUs were forfeited during the three and nine months ended September 30, 2022. Although the Company has determined that the error did not have a material impact on its previously issued interim consolidated financial statements, it revised the previously reported interim financial information in conjunction with the issuance of its quarterly filings on Form 10-Q for the quarter ended September 30, 2023. Further information regarding the misstatements and related revisions are included under Note 20 – Revision of Prior Year Interim Financial Statements to the unaudited consolidated financial statements.
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
The service-based restricted stock units ("RSUs") generally vest in installments over a period of up to three years from the date of grant. The PSUs vest upon the achievement of a defined performance target during a defined performance period. The fair value of each RSU award is based on the closing stock price on the date of grant, while the fair value of the PSU awards with market condition is based on using a Monte Carlo simulation.
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
We recognized these stock-based payment transactions when services from the employees, directors and other eligible service providers are received and recognized a corresponding increase in additional paid-in capital in our unaudited consolidated balance sheets. The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when the employees, directors and other eligible service providers have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The stock-based compensation expense for an award is recognized ratably over the requisite service period, which is generally the vesting period or if it is probable that the performance condition will be satisfied. For the comparative periods, the stock-based payment transactions are recognized in accordance with ASC 718, "Compensation - Stock Compensation" and ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting".
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
In the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company estimated that the expected restructuring expenses were $2.8 million as of December 31, 2022. In early 2023, the Company updated its total expected restructuring plan costs to $4.0 million, based on the Company's review of the restructuring plan for the remainder of 2023. The restructuring expenses are recorded under "Selling, general and administrative expenses" in the Company's unaudited consolidated statements of operations.
At each reporting date, the Company evaluates its restructuring expense accrual to determine if the liabilities reported are still appropriate. Any changes in the estimated costs of executing the approved restructuring plan are reflected in the Company's unaudited consolidated statement of operations.

Table 2: Summary of Changes in Restructuring Expenses Accrual
	Severance and related benefit costs (1)	Other related costs	Total

	(in thousands)
Balance at December 31, 2022	$2,763	$—	$2,763
(Adjustments)/charges	(103)	1,300	1,197
Cash payments	(1,981)	(1,300)	(3,281)
Balance at September 30, 2023	$679	$—	$679
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
The majority of our revenue is recognized over time, as control is transferred continuously to our customers, who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 89% of our revenue for the three and nine months ended September 30, 2023, and 87% and 91% of our revenue for the three and nine months ended September 30, 2022, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration.
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 11% of our revenue for the three and nine months ended September 30, 2023, and 13% and 9% of our revenue for the three and nine months ended September 30, 2022, respectively.
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
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceed the total estimated revenue for a performance obligation. No contract losses were recorded during the three and nine months ended September 30, 2023, and 2022.
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

Table 3.1: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Federal	$32,955	91%	$60,294	95%	$93,456	90%	$160,351	95%
State & local, and commercial	3,231	9%	3,299	5%	10,863	10%	9,193	5%
Total revenue	$36,186	100%	$63,593	100%	$104,319	100%	$169,544	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$27,809	77%	$54,055	85%	$80,116	77%	$140,636	83%
Time-and-materials	3,504	10%	3,457	5%	10,608	10%	9,104	5%
Cost plus fixed-fee	4,873	13%	6,081	10%	13,595	13%	19,804	12%
Total revenue	$36,186	100%	$63,593	100%	$104,319	100%	$169,544	100%

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S. Department of Defense ("DoD")	61%	77%	65%	74%

Table 3.4: Contract Balances
	Balance Sheet Presentation	September 30, 2023	December 31, 2022

		(in thousands)
Billed accounts receivables (1)	Accounts receivable, net	$12,355	$13,521
Unbilled accounts receivable	Accounts receivable, net	7,211	11,657
Contract assets	Accounts receivable, net	5,858	14,891
Contract liabilities	Contract liabilities	5,775	6,444
(1) Net of allowance for credit losses.
The change in the Company's contract assets and contract liabilities during the current period was primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three and nine months ended September 30, 2023, that was included in the contract liabilities balance at the beginning of each reporting period was $1.2 million and $5.3 million, respectively. Revenue recognized for the three and nine months ended September 30, 2022, that was included in the contract liabilities balance at the beginning of each reporting period was $0.9 million and $5.0 million, respectively.
As of September 30, 2023, we had approximately $79.0 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 84% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	September 30, 2023	December 31, 2022

	(in thousands)
Billed accounts receivable	$12,614	$13,655
Unbilled accounts receivable	7,211	11,657
Contract assets	5,858	14,891
Allowance for credit losses (1)	(259)	(134)
Accounts receivable, net	$25,424	$40,069
(1) Includes provision for credit losses, net of recoveries.
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 91% of our billed and unbilled accounts receivable as of September 30, 2023, were directly with U.S. government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses.

5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	September 30, 2023	December 31, 2022

	(in thousands)
Gross inventory	$1,749	$3,642
Allowance for inventory obsolescence	(765)	(765)
Inventories, net	$984	$2,877
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	September 30, 2023	December 31, 2022

	(in thousands)
Furniture and equipment	$15,659	$16,033
Leasehold improvement	3,211	3,145
Property and equipment, at cost	18,870	19,178
Accumulated depreciation and amortization	(15,480)	(14,391)
Property and equipment, net	$3,390	$4,787

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)
Depreciation & amortization expense	$548	$619	$1,700	$1,776
7. GOODWILL
The goodwill balance was $17.9 million as of September 30, 2023, and December 31, 2022, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges to goodwill were recorded for the three and nine months ended September 30, 2023 and 2022.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
		September 30, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(983)	$2,647	$3,630	$(643)	$2,987
Customer relationship	3	40	(29)	11	40	(19)	21
Software development costs (1)	2 - 5	46,729	(10,403)	36,326	35,080	(7,793)	27,287
Subtotal		50,399	(11,415)	38,984	38,750	(8,455)	30,295
Software held for resale (2)		—	—	—	7,120	—	7,120
Total		$50,399	$(11,415)	$38,984	$45,870	$(8,455)	$37,415
(1) An impairment charge of $0.3 million was recorded against software development costs in the third quarter of 2023 related to the write-off of a certain software project.
(2) This amount is net of $0.6 million charged into cost for sales for the period ended December 31, 2022. See Note 10 – Debt and Other Obligations for related details.
The Company evaluates its intangible assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the interim assessment, the Company identified conditions demonstrating an impairment of certain software development costs. An impairment charge of $0.3 million was recorded under "Research and Development" expenses in the Company's unaudited consolidated statements of operations for the three and nine months ended September 30, 2023. No similar impairment charges were recorded during the three and nine months ended September 30, 2022.

No impairment charges were recorded on other intangible assets during the three and nine months ended September 30, 2023, and 2022.

Table 8.2: Amortization Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)
Amortization expense related to:
Software development costs - cost of sales (1)	$1,767	$—	$1,767	$—
Software development costs - research and development	(19)	354	843	1,034
Other intangible assets - general and administrative	117	117	350	284
Total	$1,865	$471	$2,960	$1,318
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed are charged under cost of sales on the unaudited consolidated statements of operations.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Accounts Payable and Other Accrued Liabilities
	September 30, 2023	December 31, 2022

	(in thousands)
Accounts payable	$2,761	$12,606
Accrued payables	4,696	9,945
Accounts payable and other accrued liabilities	$7,457	$22,551

Table 9.2: Details of Other Current Liabilities
	September 30, 2023	December 31, 2022

	(in thousands)
Other accrued expenses	$736	$1,530
Restructuring expenses accrual	679	2,763
Other	424	626
Other current liabilities	$1,839	$4,919
10. DEBT AND OTHER OBLIGATIONS
Revolving Credit Facility
On December 30, 2022, we entered into a Credit Agreement (the "Credit Agreement"), by and among the Company, as borrower, Xacta Corporation, ubIQuity.com, inc, Teloworks, Inc., and Telos Identity Management Solutions, LLC, as guarantors, the lenders party thereto (the "Lenders"), and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement provides for a $30.0 million senior secured revolving credit facility with a maturity date of December 30, 2025, with the option of issuing letters of credit thereunder with a sub-limit of $5.0 million, and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity (the "Loan"). The Loan is subject to acceleration in the event of customary events of default. The Company has not drawn any amount under the Loan.
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
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio (as defined in the Credit Agreement) on the last day of any fiscal quarter, no greater than 3-to-1. We were in compliance with all covenants as of September 30, 2023.
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
Other Financing Obligations
We entered into a Master Purchase Agreement ("MPA") with a third-party buyer ("Buyer") for $9.1 million relating to software licenses under a specific delivery order ("DO") with our customer, resulting in proceeds from other financing obligations of $9.1 million in November 2022. Under the MPA, we sold, assigned and transferred all of our rights, title and interest in (i) the DO payments from the customer and (ii) the underlying licenses. The DO covers a base period with an option for the customer to exercise three additional 12-month periods through January 2026. The DO payments assigned to the Buyer are billable to the customer at the beginning of the base period and for each option year exercised. The underlying licenses were acquired for resale, see Note 8 – Intangible Assets, net for further details.
On February 9, 2023, the customer notified us that it would not exercise the first option period under the DO. The MPA provides that, if the customer terminates the DO for non-renewal and the Buyer reasonably concludes that the customer's actions constitute grounds for filing a claim with the customer's contracting officer, the Buyer and Telos will cooperate in preparing such a claim, which would be filed in Telos' name. The Buyer has notified Telos of its intent to pursue a claim against the customer.
Concurrently, the Company transferred all the rights, title and interest in the underlying licenses in exchange for the extinguishment of the outstanding financing obligations. The Company evaluated the transfer of the underlying licenses as consideration paid for the outstanding financing obligations under ASC 470-10, Debt, and the provisions of the MPA, and concluded that the transaction resulted in an extinguishment of debt. The Company recorded the difference between the carrying value of the Company's debt instrument and the underlying licenses as a gain on early extinguishment of other financing obligations. No gain was reported for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the Company reported a gain of $1.4 million, which was recorded as "Other income" in the unaudited consolidated statements of operations.
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

Table 12.1: Details of Stock Compensation Expense by Department
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)
Cost of sales – services	$73	$929	$624	$2,798
Sales and marketing	24	611	125	3,699
Research and development	328	897	1,945	2,884
General and administrative (1)	4,793	13,399	19,768	39,462
Total	$5,218	$15,836	$22,462	$48,843
(1) During the three and nine months ended September 30, 2023, the stock-based compensation expense related to stock options was $0.1 million and $0.2 million, respectively, and is recorded as part of selling, general and administrative expenses. There was no similar expense in 2022.
Restricted Stock

Table 12.2: Restricted Stock Unit Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2022	3,570,082	336,785	3,906,867	$19.53
Granted	1,743,689	—	1,743,689	1.99
Vested	(1,807,929)	—	(1,807,929)	25.96
Forfeited	(396,694)	(71,177)	(467,871)	14.39
Unvested outstanding units as of September 30, 2023	3,109,148	265,608	3,374,756	$8.34
As of September 30, 2023, the intrinsic value of the RSUs and PSUs outstanding and vested or expected to vest was $8.1 million. There were approximately $7.1 million of total compensation costs related to stock-based awards not yet recognized as of September 30, 2023, which is expected to be recognized on a straight-line basis over a weighted average remaining vesting period of 0.6 years.
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

Table 12.3: Stock Options Fair Value and Weighted-Average Assumptions
	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Weighted-average fair value of underlying stock options	$1.06	$—
Expected term (in years)	5.5 - 10.0	0
Risk-free interest rate	3.5%	—%
Expected volatility	30.7% - 35.1%	—%
Expected dividend yield	—%	—%

Table 12.4: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2022	—	$—	0.0	$—
Granted	400,000	1.80
Exercised	—	—
Forfeited, cancelled, or expired	—	—
Outstanding option balance as of September 30, 2023	400,000	$1.80	9.6	$236,000
Exercisable stock option as of September 30, 2023	—	$—	0.0	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of September 30, 2023.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the next annual stockholders meeting is expected to occur at the same approximate time each year.
As of September 30, 2023, there were approximately $0.3 million of unrecognized compensation costs related to non-vested stock options.
13. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors approved a new share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of September 30, 2023, there was approximately $38.7 million of the authorization remaining for future common stock repurchases under the SRP.

Table 13: Share Repurchase Program Activity
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands, except per share and share data)
Amount paid for shares repurchased (1)	$—	$4,681	$—	$7,683
Number of shares repurchased	—	498,731	—	859,170
Average per share price paid (1)	$—	$9.38	$—	$8.94
(1) Includes commissions paid for repurchases on the open market.

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

Table 14: Details of Accumulated Other Comprehensive Loss
	September 30, 2023	December 31, 2022

	(in thousands)
Cumulative foreign currency translation loss	$(131)	$(162)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive loss	$(24)	$(55)
15. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings/(loss) per share, because to do so would be anti-dilutive.

Table 15: Potentially Dilutive Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)
Unvested restricted stock and restricted stock units	667	833	522	435
Total	667	833	522	435
For the three and nine months ended September 30, 2023, and 2022, the outstanding PSUs aggregating to 265,608 and 336,785, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the period.
16. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, had been an employee of the Company since 1996. In January 2023, he tendered his resignation as an employee, effective February 7, 2023. The amount paid to him as compensation for his remaining tenure in 2023 was $249,000. For the three and nine months ended September 30, 2022, the Company paid him $91,000 and $696,000, respectively.
One of the Company’s directors serves as a consultant to the Company. On January 1, 2023, the director and the Company amended the consulting agreement under which he provides services ("2023 consulting agreement"), extending his services through June 30, 2023, with the option to further extend for another six months by mutual agreement of the parties. The Company, at its election, would pay the director's 2023 consultancy fees in a fixed amount, in the form of restricted stock units. Consequently, on January 3, 2023, the Company granted the director 16,859 RSUs, one-half of which vested on March 3, 2023, and the other half vested on May 18, 2023, as compensation for the first half of his 2023 consulting services. In July 2023, the director and the Company amended the 2023 consulting agreement, extending his services through December 31, 2023. The amended 2023 consulting agreement stipulates a firm-fixed monthly retainer fee, plus additional fees and contingent bonus payments upon achievement of certain contract goals, payable in cash. Cash payments made for his consulting services were $32,000 for the three and nine months ended September 30, 2023.
On February 1, 2022, the Company granted him 26,091 RSUs for his consulting services in 2022, which RSUs vested quarterly in four equal amounts through the end of the year. No cash payments were made for the three months ended September 30, 2022, while the amounts paid in cash for his consulting services were $25,000 for the nine months ended September 30, 2022.

17. SEGMENT INFORMATION
We operate our business in two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the business lines.
•Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta®, Telos Ghost®, Telos Advanced Cyber Analytics ("Telos ACA"), Telos Automated Message Handling System ("AMHS") and Telos ID offerings. We recognize revenue on contracts by providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud or cybersecurity solutions during the period. The majority of the operating costs relate to labor, material, and overhead costs. Software sales have immaterial operating costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
•Our Secure Networks segment provides secure networking architectures and solutions to our customers through secure mobility solutions, and network management and defense services. Revenue is recognized over time as the work progresses on contracts related to managing network services and information delivery. Contract costs include labor, material, and overhead costs. Variances in costs recognized from period to period primarily reflect increases and decreases in activity levels on individual contracts.

Table 17: Results of Operations by Business Segment
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)
Revenue
Security Solutions	$19,795	$32,440	$56,764	$90,178
Secure Networks	16,391	31,153	47,555	79,366
Total revenue	36,186	63,593	104,319	169,544
Gross profit
Security Solutions	9,354	15,577	29,179	47,062
Secure Networks	3,659	5,368	9,675	13,683
Total gross profit	13,013	20,945	38,854	60,745
Selling, general and administrative expenses	22,706	29,729	70,984	99,932
Operating loss	(9,693)	(8,784)	(32,130)	(39,187)
Other income	1,222	518	5,367	648
Interest expense	(178)	(181)	(611)	(558)
Loss before income taxes	(8,649)	(8,447)	(27,374)	(39,097)
Provision for income taxes	(23)	(8)	(68)	(133)
Net loss	$(8,672)	$(8,455)	$(27,442)	$(39,230)
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

18. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On February 7, 2022, Telos and certain of its current and former officers were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of Virginia ("Court"). In the complaint, the Plaintiffs, who purported to represent a class of purchasers of Telos common stock between November 19, 2020, and March 16, 2022, alleged that the defendants violated securities laws by failing to disclose delays relating to the launch of certain contracts between Telos and the Transportation Security Administration ("TSA") and the Centers for Medicare and Medicaid Services and to take into account those delays when providing a financial forecast for the Company's 2021 performance. On June 15, 2022, the Plaintiffs filed a consolidated complaint that added claims (i) concerning Telos' disclosure of revenue projections for these contracts, (ii) against the directors of Telos at the time of its initial public offering, and (iii) pursuant to Sections 11 and 15 of the Securities Act of 1933. On February 1, 2023, the Court dismissed the lawsuit in its entirety for failure to state a claim. The Court's order of dismissal provided the Plaintiffs the opportunity to file a motion for leave to file an amended complaint, should they have a good faith basis to do so. On March 13, 2023, the Court granted the parties' consent motion permitting the filing of a consolidated amended class action complaint and establishing a briefing schedule for Telos' motion to dismiss that amended complaint. On April 14, 2023, Telos moved to dismiss the consolidated amended class action complaint. At the conclusion of a hearing held on June 21, 2023, the Court dismissed the consolidated amended class action complaint with prejudice. No appeal from the order of dismissal was taken, and it is final.
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business. Management does not believe that there are litigation or claims that would have a material adverse effect on the business, or the unaudited consolidated financial statements of the Company as of September 30, 2023.
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
19. SUPPLEMENTAL CASH FLOW INFORMATION

Table 19.1: Details of Cash, Cash Equivalents, and Restricted Cash
	September 30, 2023	December 31, 2022

	(in thousands)
Cash and cash equivalents	$99,953	$119,305
Restricted cash (1)	135	133
Cash, cash equivalents, and restricted cash	$100,088	$119,438
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is recorded under "Other assets" on the unaudited consolidated balance sheets.

Table 19.2: Supplemental Cash Flow Information
	For the Nine Months Ended
	September 30, 2023	September 30, 2022

	(in thousands)
Cash paid during the period for:
Interest	$548	$523
Income taxes	147	188
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$67	$396
Capital expenditure activity in accounts payable and other accrued liabilities	173	400
Issuance of common stock for 401K match	1,943	—
Intangible assets transferred to extinguish other financing obligations	7,089	—
Common stock repurchases under SRP	—	80

20. REVISION OF PRIOR YEAR INTERIM FINANCIAL STATEMENTS
During the course of preparing the Company's consolidated financial statements for the year ended December 31, 2022, we identified that stock-based compensation expense related to the PSU awards with market conditions was erroneously reversed when those PSUs were forfeited. Due to the error, general and administrative expense was understated by $1.1 million and $4.6 million for the three and nine months ended September 30, 2022. Although the Company has determined that the error did not have a material impact on its previously issued interim consolidated financial statements, it revised the previously reported interim financial information in conjunction with the issuance of its quarterly filings on Form 10-Q for the quarter ended September 30, 2023. The errors had no net impact on cash flows from operating, investing or financing activities in the consolidated statement of cash flows.
The following tables set forth the effects of the revisions of previously issued unaudited quarterly consolidated financial statements to correct for prior period errors.

Table 20.1: Impact of the Correction to the Unaudited Consolidated Statement of Operations
	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands, except per share data)
General and administrative	$21,591	$1,115	$22,706	$68,379	$4,618	$72,997
Total selling, general and administrative expenses	28,614	1,115	29,729	95,314	4,618	99,932
Operating loss	(7,669)	(1,115)	(8,784)	(34,569)	(4,618)	(39,187)
Loss before income taxes	(7,332)	(1,115)	(8,447)	(34,479)	(4,618)	(39,097)
Net loss	(7,340)	(1,115)	(8,455)	(34,612)	(4,618)	(39,230)

Net loss per share, basic	$(0.11)	$(0.02)	$(0.13)	$(0.51)	$(0.07)	$(0.58)
Net loss per share, diluted	(0.11)	(0.02)	(0.13)	(0.51)	(0.07)	(0.58)

Table 20.2: Impact of the Correction to the Unaudited Consolidated Statement of Comprehensive Loss
	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands)
Net loss	$(7,340)	$(1,115)	$(8,455)	$(34,612)	$(4,618)	$(39,230)
Comprehensive loss	(7,361)	(1,115)	(8,476)	(34,615)	(4,618)	(39,233)

Table 20.3: Impact of the Correction to the Unaudited Consolidated Statement of Changes in Stockholders' Equity
	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

	(in thousands)
Additional paid-in capital, beginning	$388,464	$3,503	$391,967	$367,153	$—	$367,153
Stock-based compensation	15,012	1,115	16,127	42,212	4,618	46,830
Additional paid-in capital, end	398,546	4,618	403,164	398,546	4,618	403,164

Accumulated deficit, beginning	$(214,249)	$(3,503)	$(217,752)	$(186,977)	$—	$(186,977)
Net loss	(7,340)	(1,115)	(8,455)	(34,612)	(4,618)	(39,230)
Accumulated deficit, end	(221,589)	(4,618)	(226,207)	(221,589)	(4,618)	(226,207)

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
Information regarding our two reportable segments – Security Solutions and Secure Networks – is presented in Note 17 – Segment Information to the unaudited consolidated financial statements at Item 1 of this Form 10-Q.
Fiscal year 2023 continues to be a transition year for Telos, focusing on streamlining our operations and rebuilding and growing the revenue base by generating new business wins. Our 2023 business development priorities are to:
•Reorganize internally to consolidate and centralize business development resources;
•Add new talent to drive execution of solution development and new business generation;
•Maximize existing strategic partnerships for market expansion; and
•Increase our opportunity portfolio and quality of contract vehicles.
Business Environment
U.S. Budget
The President’s proposed FY2024 budget released in March called for a $26 billion increase for the Department of Defense ("DoD") next year, a little more than 3% above the FY2023 enacted level. The debt ceiling legislation (the "Fiscal Responsibility Act") subsequently enacted into law in early June contains spending caps which reflected that level of defense spending, as have the House and Senate versions of the defense authorization and appropriations bills. While there are many in Congress who want to boost this increase further to offset current and expected inflation and the continued threats posed by foreign adversaries, final decisions on FY 2024 defense spending are now not likely to be made until December at the very earliest.
The President's FY2024 budget also proposed increased investments for cybersecurity within numerous federal civilian departments and agencies. In general, the President's budget reflects the prioritization of accelerated cloud adoption, IT modernization, further private sector collaboration for sector risk management responsibilities, ensuring adequate cyber threat information sharing, and supply chain risk management. These priorities align with the solutions Telos has been developing and bringing to market for the past several years.
However, such increased spending by civilian agencies on cybersecurity could be difficult to achieve, given the caps on non-defense discretionary spending included in the Fiscal Responsibility Act and subsequent efforts by the House majority to seek further reductions in all non-defense discretionary spending. This could impact future cybersecurity investments by current and potential civilian federal customers.

Congress was unable to enact any of its annual appropriation bills before the start of FY2024 on October 1, 2023 and instead approved a Continuing Resolution (“CR”), which funded the government at FY2023 levels until November 17, 2023 and restricted new contracts and acceleration of current programs. It is unlikely Congress will enact any individual appropriation bills before the current CR expires, and prospects for approving another CR by then are uncertain. Failure to enact a new CR by November 17, 2023 would result in a federal government shutdown after that date. Finally, under the terms of the Fiscal Responsibility Act, if all appropriations legislation is not enacted by January 1, 2024, and the government remains under another CR, appropriations government-wide will revert to the FY2023 level minus an additional one percent. This uncertainty could impact federal customers' ability to move forward on their planned expenditures in FY2024.
Cybersecurity Landscape
In recent years, we have seen cybersecurity threats become more complex, with threat actors leveraging a wide variety of tactics to exploit their victims. With this growing threat, below are some trends to consider when looking at the cybersecurity landscape:
Rising Threats, Rising Liability: Ransomware remains arguably the most severe cyber threat to enterprises in the commercial, state, and local government and education sectors. One reason for the rise of ransomware attacks is that it is exceedingly profitable for cybercriminals, and ransomware victims generally settle the ransom rather than restoring the system from backups or dealing with the fallout from a data breach. Aside from the financial costs of paying the ransom and restoring the system, the consequences of a successful ransomware attack can include damage to the organization's reputation, stolen sensitive data being used for malicious purposes, and loss of business.
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
Additionally, the SEC has finalized and adopted new cybersecurity rules for publicly traded companies, which will require registrants to disclose additional cyber-related information in their regulatory filings. Specifically, they will have to: (1) regularly disclose their governance methods, risk analysis and management processes; (2) meet specific disclosure requirements and deadlines for reporting and describing material cyber incidents; and (3) describe the board's oversight of risks from cybersecurity threats, and management's expertise and role in assessing and managing material risks from cybersecurity threats. The required reporting of this information will lead many companies to proactively establish policies that will improve their cyber risk management posture and enable them to better withstand heightened public and regulatory scrutiny.
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

Business Highlights
Although a number of factors have contributed to the results of our third quarter of fiscal year 2023, the notable events and significant factors are described below. More details on these changes are presented below within our "Results of Operations" section.
•The completion of certain programs and lower revenue on ongoing major programs resulted in a decline in the current quarter's revenue compared with 2022 results.
•Gross margin increased significantly primarily due to revenue mix and improved margins due to strong program management within Secure Networks programs.
•Operating costs are lower through a combination of lower stock-based compensation and the results of the restructuring plan announced in the first quarter of 2023.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(dollars in thousands)
Total revenue	$36,186	$63,593	$104,319	$169,544
Cost of sales (exclusive of depreciation and amortization shown separately below)	21,228	42,457	63,174	108,197
Depreciation and amortization	1,945	191	2,291	602
Total cost of sales	23,173	42,648	65,465	108,799
Gross profit	13,013	20,945	38,854	60,745
Gross margin	36.0%	32.9%	37.2%	35.8%
Selling, general and administrative expenses	22,706	29,729	70,984	99,932
Selling, general and administrative expenses as percentage of revenue	62.7%	46.7%	68.0%	58.9%
Operating loss	(9,693)	(8,784)	(32,130)	(39,187)
Other income	1,222	518	5,367	648
Interest expense	(178)	(181)	(611)	(558)
Loss before income taxes	(8,649)	(8,447)	(27,374)	(39,097)
Provision for income taxes	(23)	(8)	(68)	(133)
Net loss	$(8,672)	$(8,455)	$(27,442)	$(39,230)
Consolidated Results
Our business segments have different factors driving revenue fluctuations and profitability. The discussion of the changes in our revenue and profitability is set forth in greater detail under the section that follows "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Selling, general, and administrative expenses (SG&A). SG&A decreased by $7.0 million, or 23.6%, for the three months ended September 30, 2023, compared to the same period in 2022. Sales and marketing expenses decreased by $1.3 million, research and development expenses decreased by $0.8 million, and general and administrative expenses decreased by $4.9 million. Lower compensation costs are the primary driver for reductions across all of these areas.
SG&A decreased by $28.9 million, or 29.0%, for the nine months ended September 30, 2023, as compared to the same period in the prior year. Sales and marketing expenses decreased by $7.9 million primarily due to lower compensation costs. Research and development expenses decreased by $5.3 million due to lower compensation costs and increased capitalization of software development. General and administrative expenses also decreased by $15.8 million due to lower compensation costs, partially offset by restructuring expenses.
Other income. Other income increased by $0.7 million for the three months ended September 30, 2023, due to increases in dividend income from money market placements as a result of increasing interest rates, compared to the same period in 2022.
Other income increased by $4.7 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to an increase in dividend income from money market placement of $3.3 million, and a gain on early extinguishment of other financing obligations of $1.4 million in 2023 without a similar gain in the same period in 2022.

Interest expense. There was no significant change in interest expense between comparable periods.
Provision for income taxes. The change in the income tax provision for the three and nine months ended September 30, 2023, compared to the same period in 2022, is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discrete tax items, based on our expectation of pretax loss for the fiscal year.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(dollars in thousands)
Revenue	$19,795	$32,440	$56,764	$90,178
Cost of sales (exclusive of depreciation and amortization shown separately below)	8,498	16,680	25,304	42,536
Depreciation and amortization	1,943	183	2,281	580
Total cost of sales	10,441	16,863	27,585	43,116
Gross profit	$9,354	$15,577	$29,179	$47,062
Gross margin	47.3%	48.0%	51.4%	52.2%
For the three months ended September 30, 2023, Security Solutions segment revenue decreased by $12.6 million, or 39.0%, compared to the same period in 2022, primarily due to lower revenues on ongoing programs.
Security Solutions segment revenue for the nine months ended September 30, 2023, decreased by $33.4 million, or 37.1%, compared to the same period in 2022, primarily due to lower revenues on ongoing programs.
Gross profit for Security Solutions decreased by $6.2 million, or 39.9%, for the third quarter of 2023 compared with the same period in 2022, primarily due to the decrease in revenue and a slight decrease in gross margin. Segment gross margin decreased to 47.3% for the third quarter of 2023 from 48.0% for the same period in 2022, primarily due to amortization of software development costs partially offset by favorable revenue mix.
For the nine months ended September 30, 2023, Security Solutions segment gross profit decreased by $17.9 million, or 38.0%, compared to the same period in 2022, primarily due to the decrease in revenue and a small decrease in gross margin. Segment gross margin decreased from 52.2% to 51.4%, primarily due to amortization of software development costs partially offset by favorable revenue mix within the portfolio.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(dollars in thousands)
Revenue	$16,391	$31,153	$47,555	$79,366
Cost of sales (exclusive of depreciation and amortization shown separately below)	12,730	25,777	37,870	65,661
Depreciation and amortization	2	8	10	22
Total cost of sales	12,732	25,785	37,880	65,683
Gross profit	$3,659	$5,368	$9,675	$13,683
Gross margin	22.3%	17.2%	20.3%	17.2%
Secure Networks segment revenue for the three months ended September 30, 2023, decreased by $14.8 million, or 47.4%, compared to the same period in 2022, primarily due to the successful completion of certain programs and lower revenue on ongoing major programs as expected.
For the nine months ended September 30, 2023, Secure Networks segment revenue decreased by $31.8 million, or 40.1%, compared to the same period in 2022, primarily due to the successful completion of certain programs and lower revenue on ongoing major programs as expected.

Gross profit for Secure Networks decreased by $1.7 million, or 31.8%, for the third quarter of 2023, compared with the same period in 2022, primarily due to lower revenue but partially offset by higher gross margins. Segment gross margin increased to 22.3% for the third quarter of 2023 from 17.2% for the same period in 2022, primarily due to strong program management and the successful wind-down of certain lower-margin programs.
For the nine months ended September 30, 2023, Secure Networks segment gross profit decreased by $4.0 million, or 29.3%, compared to the same period in 2022, primarily due to lower revenue, partially offset by higher gross margins. Segment gross margin increased from 17.2% in 2022 to 20.3% in 2023 due to strong program management and a shift in the mix across the portfolio driven by the successful wind-down of lower-margin programs.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted Earnings Per Share ("EPS"), Non-GAAP Gross Profit, Non-GAAP Gross Margin and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
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
EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, an alternative to net loss as determined by GAAP. We define EBITDA as net (loss)/income, adjusted for non-operating (income)/expense, interest expense, provision for/(benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for stock-based compensation expense and restructuring expenses. We define EBITDA Margin as EBITDA as a percentage of total revenue. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue.
We believe that EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin provide the Board, management and investors with clear representation of our core operating performance and trends, provide greater visibility into the long-term financial performance of the Company, and eliminate the impact of items that do not relate to the ongoing operating performance of the business. Further, Adjusted EBITDA and Adjusted EBITDA Margin are used by the Board and management to prepare and approve our annual budget, and to evaluate the performance of certain management personnel when determining incentive compensation.

Table MD&A 4: Reconciliation of Net Loss to EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	Margin	Amount	Margin	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(8,672)	(24.0%)	$(8,455)	(13.3%)	$(27,442)	(26.3) %	$(39,230)	(23.1) %
Other income	(1,222)	(3.4%)	(518)	(0.8%)	(5,367)	(5.1) %	(648)	(0.4) %
Interest expense	178	0.5%	181	0.3%	611	0.6%	558	0.3%
Provision for income taxes	23	0.1%	8	— %	68	0.1%	133	0.1%
Depreciation and amortization	3,215	8.9%	1,517	2.4%	6,336	6.0%	4,427	2.6%
EBITDA (Non-GAAP)	(6,478)	(17.9%)	(7,267)	(11.4%)	(25,794)	(24.7) %	(34,760)	(20.5) %
Stock-based compensation expense (1)	5,218	14.4%	15,836	24.9%	22,462	21.5%	48,843	28.8%
Restructuring expenses (2)	—	— %	—	— %	1,197	1.2%	—	— %
Adjusted EBITDA (Non-GAAP)	$(1,260)	(3.5%)	$8,569	13.5%	$(2,135)	(2.0%)	$14,083	8.3%

(1) The stock-based compensation adjustment to EBITDA is made up of stock-based compensation expense for the awarded RSUs, PSUs and stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $5.2 million and $18.6 million for the three and nine months ended September 30, 2023, respectively, and $16.1 million and $46.8 million for the three and nine months ended September 30, 2022, respectively. No stock-based compensation from other sources was recorded for the three months ended September 30, 2023, while $3.8 million was recorded for the nine months ended September 30, 2023. Stock-based compensation (adjustment)/expense from other sources was $(0.3) million and $2.0 million for the three and nine months ended September 30, 2022, respectively. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out-of-quarter adjustments to this add back to Adjusted EBITDA.
(2) The restructuring expenses to EBITDA include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
Adjusted Net (Loss)/Income and Adjusted EPS
Adjusted Net (Loss)/Income and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to net (loss)/income as determined by GAAP. We define Adjusted Net (Loss)/Income as net loss, adjusted for non-operating (income)/expense, stock-based compensation expense and restructuring expense. We define Adjusted EPS as Adjusted Net (Loss)/Income divided by the weighted-average number of common shares outstanding for the period.
Adjusted Net (Loss)/Income and Adjusted EPS provide the Board, management and investors with clear representation of our core operating performance and trends, provide greater visibility into the long-term financial performance of the Company, and eliminate the impact of items that do not relate to the ongoing operating performance of the business.

Table MD&A 5: Reconciliation of Net Loss to Non-GAAP Adjusted Net (Loss)/Income and Adjusted EPS
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share	Amount	Earnings Per Share

	(in thousands, except per share data)
Net loss	$(8,672)	$(0.12)	$(8,455)	$(0.13)	$(27,442)	$(0.40)	$(39,230)	$(0.58)
Adjustments:
Other income	(1,222)	(0.02)	(518)	(0.01)	(5,367)	(0.08)	(648)	(0.01)
Stock-based compensation expense (1)	5,218	0.07	15,836	0.24	22,462	0.33	48,843	0.72
Restructuring expenses (2)	—	—	—	—	1,197	0.02	—	—
Adjusted net (loss)/income, Adjusted EPS (Non-GAAP)	$(4,676)	$(0.07)	$6,863	$0.10	$(9,150)	$(0.13)	$8,965	$0.13
Weighted-average shares of common stock outstanding, basic	69,571		67,493		69,062		67,641
(1) The stock-based compensation adjustment to net (loss)/income is made up of stock-based compensation expense for the awarded RSUs, PSUs and stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $5.2 million and $18.6 million for the three and nine months ended September 30, 2023, respectively, and $16.1 million and $46.8 million for the three and nine months ended September 30, 2022, respectively. No stock-based compensation from other sources was recorded for the three months ended September 30, 2023, while $3.8 million was recorded for the nine months ended September 30, 2023. Stock-based compensation (adjustment)/expense from other sources was $(0.3) million and $2.0 million for the three and nine months ended September 30, 2022, respectively. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out-of-quarter adjustments to this add back to Adjusted Net (Loss)/Income.
(2) The restructuring expenses to net loss include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.

Non-GAAP Gross Profit and Non-GAAP Gross Margin
Non-GAAP Gross Profit and Non-GAAP Gross Margin are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to gross profit and gross margin as determined by GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for stock-based compensation expense, and depreciation and amortization charged under cost of sales. We define Non-GAAP Gross Margin as Non-GAAP Gross Profit as a percentage of total revenue.
Non-GAAP Gross Profit and Non-GAAP Gross Margin provide management and investors a clear representation of the core economics of gross profit and gross margin without the impact of non-cash expenses and sunk costs expended.

Table MD&A 6: Reconciliation of Gross Profit to Non-GAAP Gross Profit; Gross Margin to Non-GAAP Gross Margin
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	Margin	Amount	Margin	Amount	Margin	Amount	Margin

	(dollars in thousands)
Gross profit	$13,013	36.0%	$20,945	32.9%	$38,854	37.2%	$60,745	35.8%
Adjustments:
Stock-based compensation expense — cost of sales	73	0.2%	929	1.5%	624	0.6%	2,798	1.6%
Depreciation and amortization — cost of sales	1,945	5.3%	191	0.3%	2,291	2.2%	602	0.4%
Non-GAAP gross profit	$15,031	41.5%	$22,065	34.7%	$41,769	40.0%	$64,145	37.8%
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
We use Free Cash Flow to understand the cash flows that directly correspond with our operations and the investments we must make in those operations, using a methodology that combines operating cash flows and capital expenditures. Further, Free Cash Flow may be useful to management and investors in evaluating the Company's operating performance and liquidity.

Table MD&A 7: Free Cash Flow
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)
Net cash provided by/(used in) operating activities	$846	$11,986	$(3,367)	$20,118
Adjustments:
Purchases of property and equipment	(80)	(174)	(350)	(815)
Capitalized software development costs	(3,762)	(3,446)	(11,960)	(8,580)
Free cash flow (Non-GAAP)	$(2,996)	$8,366	$(15,677)	$10,723
Each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted EPS, Non-GAAP Gross Profit, Non-GAAP Gross Margin and Free Cash Flow has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted EPS, Non-GAAP Gross Profit, Non-GAAP Gross Margin and Free Cash Flow does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash and non-cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted EPS, Non-GAAP Gross Profit, Non-GAAP Gross Margin and Free Cash Flow differently than we do, which limits their usefulness as comparative measures. Because of these limitations, neither EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted EPS, Non-GAAP Gross Profit, Non-GAAP Gross Margin nor Free Cash Flow should be considered as a replacement for gross profit, gross margin, net (loss)/income, earnings per share or net cash flows (used in)/provided by operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

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
As of September 30, 2023, we had cash and cash equivalents of $100.0 million and our working capital was $106.6 million.
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
Cash Flow

Table MD&A 8: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Nine Months Ended
	September 30, 2023	September 30, 2022

	(in thousands)
Net cash (used in)/provided by operating activities	$(3,367)	$20,118
Net cash used in investing activities	(12,310)	(9,395)
Net cash used in financing activities	(3,673)	(11,821)
Net change in cash, cash equivalents, and restricted cash	$(19,350)	$(1,098)
Net cash used in operating activities for the nine months ended September 30, 2023, was $3.4 million, a decrease in cash inflow of $23.5 million in cash outflow, compared to the same period in 2022. The change is primarily driven by the Company's operating losses, the timing of receipts of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items (i.e. stock-based compensation costs lower by $26.4 million) that do not impact cash flows from operating activities.
Net cash used in investing activities for the nine months ended September 30, 2023, increased by $2.9 million compared to the same period of the prior year, primarily due to the higher investment in software development costs of $12.0 million and $8.6 million for the nine months ended September 30, 2023 and 2022, respectively, partially offset by the slight decrease in purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2023, decreased by $8.1 million compared to the same period in 2022. This is primarily attributable to the decrease in payment of tax withholding related to net share settlement of equity awards of $1.7 million for the nine months ended September 30, 2023, compared with $3.1 million in the same period of 2022, and the cash outflow on repurchases of common stock of $7.6 million in 2022 compared with $0.1 million in 2023 under the share repurchase program (see Note 13 – Share Repurchases). This is partially offset by the payment of the DFT holdback amount of $0.6 million in February 2023.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2022 Form 10-K, as filed with the SEC on March 16, 2023, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended September 30, 2023.
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
The Company's management, including the Company's CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2023, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included under Note 18 – Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A. Risk Factors
We have disclosed under "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, the risk factors that may materially affect our business, financial conditions or results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth below and in the Annual Report on Form 10-K, and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. In addition, risks and uncertainties not currently known to us or that we currently do not believe are material could also materially and adversely affect our business, financial condition or results of operations.
An impairment charge of goodwill or other intangibles could have a material adverse impact on our results of operations.
Goodwill was $17.9 million as of September 30, 2023, and December 31, 2022, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Intangible assets were $39.0 million and $37.4 million as of September 30, 2023, and December 31, 2022, respectively. Under GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level.
If, over a sustained period of time, we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, an indication of impairment may have occurred. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge.
During the first three quarters of 2023, the price per share of our common stock as traded on the NASDAQ Global Market declined below net book value per share. If our stock price drops and remains below net book value per share or other negative business factors described above exist, we may be required to perform a goodwill impairment analysis before the end of the year. That analysis or the annual analysis may result in an impairment charge that could be significant and could have a material adverse impact on our results of operations for the period in which the charge is taken.
A decline in the federal budget, changes in spending or budgetary priorities of the U.S. government, a prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.
In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, DoD funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, over the last few years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Not long ago, the federal government was shut down due to a lack of funding for over one month between late 2018 and early 2019, and currently, the federal government is funded under a continuing resolution until November 17, 2023. Moreover, the national debt has recently threatened to reach the statutory debt ceiling in 2023, and such an event in future years could result in the U.S. government defaulting on its debts.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) None.

Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number		Description
10.1	*	Annual Incentive Plan, as amended (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on September 20, 2023)
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	^	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104	+	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	constitutes a management contract or compensatory plan or arrangement
+	filed herewith
^	furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOS CORPORATION

/s/ John B. Wood	November 9, 2023
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	November 9, 2023
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding	November 9, 2023
By: Victoria Harding
Controller and Chief Accounting Officer (Principal Accounting Officer)