Form 10-K
period 2023-12-31
TELOS CORP
filed 2024-03-15
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $134.7 million based upon the last reported sale price of the registrant's common stock on The Nasdaq Stock Market LLC as of the close of business on that day.
As of March 8, 2024, the registrant had outstanding 70,319,620 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
General Overview
Telos Corporation is a Maryland corporation headquartered in Ashburn, Virginia. Telos Corporation, together with its subsidiaries (the "Company" or "Telos" or "We"), offers technologically advanced, software-based security solutions that empower and protect the world's most security-conscious organizations against rapidly evolving, sophisticated and pervasive threats. Our portfolio of security products, services and expertise empowers our customers with capabilities to reach new markets, serve their stakeholders more effectively, and successfully defend the nation or their enterprise with confidence in their security and privacy.
Our mission is to protect our customers' people, information, and digital assets with offerings for cybersecurity, cloud security, and enterprise security. In the current global environment, our mission is more critical than ever. The emergence of each new information and communications technology ("ICT") introduces new vulnerabilities, as security is still too often overlooked in solution development. Networks and applications meant to enhance productivity and profitability often jeopardize an organization due to poor planning, misconfiguration, or an unknown gap in security. Ransomware, insider threats, cybercrime, and advanced persistent threats continue to menace public and private enterprises across all industries.
Cybersecurity, cloud security, and enterprise security of the modern organization share much in common, yet also call for a diverse range of skills, capabilities, and experience in order to meet the requirements of security-conscious customers. Decades of experience in developing, orchestrating, and delivering solutions across these three domains give us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level. Our experience in addressing challenges in one area of an enterprise helps us meet requirements in others. We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges. Our security solutions span these three domains: cybersecurity, cloud security and enterprise security.
Fiscal year 2023 was a transition year for Telos, with a focus on streamlining our operations while rebuilding and growing our revenue base by generating new business wins. Our 2023 business development priorities were to:
•Reorganize internally to consolidate and centralize business development resources;
•Add new talent to drive execution of solution development and new business generation;
•Maximize existing strategic partnerships for market expansion; and
•Increase our opportunity portfolio and quality of contract vehicles.
To improve our path forward, we planned to:
•Optimize our solution portfolio through accelerated plays on various programs and enhance program management;
•Expand our pipeline and strengthen proposals for new businesses; and
•Engage all employees through synergy, setting performance goals, and improving benefits.
Business Segments
We conduct our business through two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the line of business.
Additional information regarding our segments is presented in Note 18 – Segment Information to the consolidated financial statements at Item 8 of this Form 10-K.

Security Solutions Segment:
The Security Solutions segment focuses on cybersecurity, cloud, identity solutions, and secure messaging. Cybersecurity solutions help our customers ensure the ongoing security, integrity and compliance of their on-premises and related cloud-based systems by reducing threats and vulnerabilities to foil cyber adversaries before they can attack. Our security engineers and subject matter experts assess our customers' cybersecurity environments and design, engineer, and operate systems needed to strengthen their cybersecurity postures. Our cloud solutions leverage the specialized skills and experience needed to help our customers plan, engineer, execute, and accelerate secure cloud migrations while assuring ongoing management and security of enterprise cloud technology environments. Our identity solutions deliver digital identity, biometric, and nationwide enrollment services and address Know Your Customer and identity management challenges for enterprises working within regulated and critical infrastructure environments. Our secure messaging services are used to securely transmit messages that provide direction and establish a formal position, commitment, or responses requiring the authority of an organization. Security Solutions represented 53.3% and 55.5% of total revenues for fiscal years 2023 and 2022, respectively.
The Security Solutions segment offers the following solutions and services:
•Information Assurance:
◦Xacta®: a premier platform for enterprise cyber risk management and security compliance automation, delivering security awareness for systems in the cloud, on-premises, and in hybrid and multi-cloud environments. Xacta delivers automated cyber risk and compliance management solutions to large commercial and government enterprises. Across the United States ("U.S.") federal government, Xacta is a leading commercial cyber risk and compliance management solution. With use cases including cyber risk management, risk remediation management, security authorization, compliance management, audit management, inventory management, vulnerability management, continuous compliance monitoring, and vendor and supply chain risk management, Xacta administers the key elements of more than 100 leading regulations and policies for IT security compliance, including the National Institute of Standards and Technology ("NIST") Risk Management Framework ("RMF"), RMF for Department of Defense ("DoD") IT, Committee on National Security Systems Instruction No. 1253, NIST Cybersecurity Framework, the Federal Risk and Authorization Management Program and the DoD's Cybersecurity Maturity Model Certification ("CMMC") program.
◦Cybersecurity services: proven solutions and services for the full cybersecurity lifecycle, including consulting services, assessment and compliance, engineering and evaluation, operations, and penetration testing. With a pedigree in information and cybersecurity that spans three decades, our certified cybersecurity personnel provide services and solutions that deliver continuous security assurance for business, government, and critical infrastructure.
•Secure Communications:
◦Telos Automated Message Handling System ("Telos AMHS"): web-based organizational message distribution and management for mission-critical communications; the recognized gold standard for organizational messaging in the U.S. government. Telos AMHS™ is used by military field operatives for critical communications on the battlefield using the Defense Information System Agency's Organizational Messaging Service and its specialized communications protocols. Telos AMHS is also used by the Intelligence Community ("IC") for timely situational awareness and assessment reporting utilizing the Director of National Intelligence's Information Transport Service, Organizational Messaging data standards and computing infrastructure. Because Telos AMHS supports timely and reliable delivery for authoritative communications, its uses include terrorist warnings, "eyes-only" messages, military execution orders, intelligence information, overflight clearances, and Emergency Action Messages for nuclear command and control. Information exchanged at this level and for these purposes requires operational requirements for time-sensitive, guaranteed delivery, precedence, high availability, and reliability.
◦Telos Advanced Cyber Analytics ("Telos ACA"): a solution that is a dynamic, proprietary threat feed source of global Internet Protocol ("IP") addresses known to engage in potentially malicious activity, including mass scanning and generic opportunistic attacks. Telos ACA™ allows security operation centers the advantage of being able to reduce "noisy" IP security threat alerts and thereby increase operational efficiency, the ability to potentially identify forthcoming mass exploitation events, and the ability to improve the focus of ongoing threat hunts.

Telos ACA leverages a sophisticated global sensor network of nodes that run 24/7/365 and analyzes and aggregates anomalous Internet activity in near real time. Telos ACA intelligence is seamlessly and conveniently delivered as an industry-standard Structured Threat Information eXpression/Trusted Automated eXchange of Intelligence Information ("STIX/TAXII") based threat feed. STIX states the "what" of threat intelligence, while TAXII defines "how" that information is relayed. STIX and TAXII are machine-readable and, therefore, easily automated. This allows for easy consumption into third-party security tools, where the threat feed can be used to enrich and provide relevant information related to potential malicious network activity within environments. Telos ACA provides the IP, metadata, and raw data elements to improve threat hunting and eliminate threat noise.
◦Telos Ghost®: a virtual obfuscation network-as-a-service with encryption and managed attribution capabilities to ensure the safety and privacy of people, information, and resources on the network. Telos Ghost seeks to eliminate cyberattack surfaces by obfuscating and encrypting data, masking user identity and location, and hiding network resources. It provides the additional layers of security and privacy needed for intelligence gathering, cyber threat protection, securing critical infrastructure, and protecting communications and applications when a single error in security can jeopardize operations, property, and even lives. Telos Ghost is used for a variety of highly sensitive applications, including cyber threat research, open-source intelligence, supply chain security vulnerability assessment, worldwide investigative and recovery services, and hiding critical assets.
•Digital Identity Solutions:
◦IDTrust360®: an enterprise digital trusted identity risk platform for extending flexible hybrid cloud identity services. This platform is enabled for mobile, enterprise environments and custom digital identity services that mitigate threats by integrating advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. IDTrust360 is a commercially owned and operated platform with direct interfaces to the Federal Bureau of Investigation's ("FBI") criminal records, Department of Homeland Security's ("DHS") terrorist watch list service, U.S. Department of Treasury's pay.gov, other government identity risk management systems, and numerous commercial identity, intelligence, and risk-based data sources. We actively engage with federal customers to integrate vital event records, government identification document records, and other fingerprint-based biometric records hosted across multiple agencies. This enables Telos to offer NIST-compliant digital identity services aligned with federal security mandates.
◦ONYX®: the world's first and most accurate touchless fingerprint biometric solution for mobile devices. Powered by state-of-the-art machine learning, ONYX eases deployment in a variety of industries, including financial services and healthcare, and applications like consumer authentication and physical access and security. Acquired by Telos in 2021, the patented and award-winning ONYX solution delivers touchless fingerprint biometrics that people can submit simply by using their mobile phones. In June 2022, ONYX won first place in the overall competition of the Mobile Fingerprint Information Technology Challenge hosted by the NIST.
We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck® enrollment provider, Aviation Channeling Services ("ACS") provider, FBI-approved Channeler, and Financial Industry Regulatory Authority Electronic Fingerprint Submission provider.
Secure Networks Segment:
With a focus on enterprise security, the Secure Networks segment provides secure networking architectures and solutions to our customers through secure mobility solutions and network management and defense services. Our net-centric solutions enable collaboration and connectivity to increase efficiency, reduce costs, and improve mission outcomes. Telos provides an extensive range of wired and wireless, fixed and deployable, classified and unclassified voice, data, and video secure network solutions and services to support defense and civilian missions. Capabilities include network design, operations, and sustainment, system integration and engineering, network security and compliance, deployable comms, service desk, defensive cyber operations, and program management. Secure Networks represented 46.7% and 44.5% of total revenues for the years ended December 31, 2023 and 2022, respectively.
These are our solutions and services in our Secure Networks segment:
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

•Network Management and Defense: services for operating, administrating, and defending complex enterprise networks and services for defensive cyber operations. Our diverse network management and defense capabilities address common and uncommon requirements in many industries and disciplines, from military to government agencies. Telos network engineers, security specialists, and program managers are experienced with advanced DoD and federal networks and are certified in the leading tools, technologies, and best practices for network management and administration. We ensure the consistency and continuity of network management services required in today's mission-critical network environments.
Our Growth Strategies
We are pursuing multiple strategies in order to grow the Company in both our commercial and government business end markets. Our key growth strategies include:
•Broaden reach within the U.S. federal government. We have historically focused on the U.S. federal government and believe we are an established leader in providing security solutions to federal agencies, including DoD and the IC. Nonetheless, we believe the U.S. federal government continues to represent a significant growth opportunity, and we expect to continue to invest in products and solutions to serve additional customers within the U.S. federal government.
For example, Xacta is included on DHS's Continuous Diagnostics and Mitigation Approved Products List to provide federal agencies with innovative security tools, which we believe presents us with an excellent opportunity to pursue contracts with additional federal agencies. In addition, our platform is available for use in the AWS GovCloud (U.S.), Oracle and Azure Government. The Telos ACA offering is positioned to supply unique data sets to government agencies, allowing them to be better informed as they defend and protect their networks and assets. Telos ACA is also positioned to provide government customers with specific, actionable and high-fidelity intelligence about malicious cyber activity targeted at their networks.
•Leverage our diverse security solutions to expand our presence in commercial markets. Our offerings are designed to have broad applications and include security risk and compliance, secure messaging, identity vetting, and managed attribution and obfuscation. We believe that we are well-positioned to sell our capabilities into a dynamic and growing commercial opportunity set and will continue innovating to address emerging and unique requirements.
For example, we have leveraged core Xacta functionality to meet the needs of large financial services and customer relationship management firms. We have also leveraged our U.S. federal government identity management qualifications to improve the speed and accuracy of vetting results for more than 100 airports, air carriers, and general aviation across the country. We intend to continue innovating and developing additional offerings for cloud, mobile, and Internet of Things ("IoT") devices.
•Target and replace inefficient legacy products. Recognizing the limitations of their legacy systems, organizations are replacing existing systems and processes with Telos solutions.
For example, Telos AMHS is a web-centric system that replaced legacy capabilities like communications centers for the purpose of executing operational orders (through organizational messaging) across the U.S. federal government and around the world. Xacta has disrupted the cyber risk and compliance management business across the U.S. federal government, replacing tedious manual activity with automation and delivering that automation to meet our customer's needs on-premises, in hybrid environments, in the cloud, and across multi-cloud infrastructures.
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
Customers
Our primary customers include the U.S. federal government, large commercial businesses, state and local governments, and international customers. Our consolidated revenues are largely attributable to prime contracts or to subcontracts with our contractors engaged in work for the U.S. government, with the remaining attributable to state and local governments, and commercial markets.
Our security solutions are the product of the extensive labor investment in developing our intellectual property and highly sophisticated software technology. These investments helped us expand with commercial customers, and win additional contracts within the military, the IC and civilian government agencies. Once our security solutions are embedded in our customers' technology infrastructure, these customer relationships often expand and lead to opportunities to provide additional security solutions.

Our U.S. federal government customers include the DoD, the Central Intelligence Agency, and multiple other agencies within the IC, and multiple civilian agencies, including but not limited to, the DHS, the U.S. Department of State, the FBI, and the Department of Health and Human Services. These customers have a number of subsidiary agencies with separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Our commercial customers include leading enterprises such as Amazon.com, Inc., Google, Zscaler, Ernst & Young, Deloitte, Accenture, SAP, Verizon and Oracle.
Sales and Marketing
As part of our sales and marketing investments, we also make corporate investments in functional areas such as contracts, solution architects, lead generation tools, and operations to ensure our back-office systems and processes scale for business growth.
Sales
We expanded our sales capability for markets in which we are well known, such as the U.S. government, certain critical infrastructure sectors, and certain commercial verticals such as healthcare and financial services. We added commission incentivized sales personnel aligned to market segments focused on the U.S. federal government, the IC and the DoD market areas.
Customer acquisition often involves extensive interaction at all levels of an organization, from executives, to decision makers, to end users. We seek to forge relationships throughout an organization in an effort to obtain broad consensus as part of the sales process. We leverage the full power of Telos (executives, sales and industry partners) to gain access and build our brand awareness.
Our sales strategy is to establish a customer foothold with one of our solutions and work to achieve rapid success. We then leverage this customer relationship to generate interest in other solutions from the Telos portfolio. We have a variety of upsell opportunities that allow us to expand our presence within a customer account. For example, various complementary Xacta features build on each other and are sold separately.
Much of our business is awarded through the submission of formal competitive bids; however, a portion of our revenue is awarded through limited competition or sole-source contracts.
Partner Organizations
Our sales team works with partner organizations like AWS, Microsoft Azure, and Oracle to pursue mutual customers and leverage their marketplace platforms and marketing programs. In the past years, Telos announced a collaboration with IBM Security as part of IBM's Active Governance Services, which allows enterprises to operationalize and automate activities and solve challenges in cybersecurity compliance and regulatory risks. The solution combines IBM's world-class expertise in cyber compliance and governance programs with Telos' Xacta IT risk management platform to automate the time-consuming aspects of compliance and audit activities such as control selection, validation, reporting, and monitoring.
Marketing
We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements, and digital marketing. We will continue investing in these activities and targeting additional vertical-specific content creation, targeted advertising and brand awareness campaigns, social media campaigns, and search engine marketing.
Our sales team works hand in hand with our marketing team and various subject matter experts to develop targeted awareness campaigns for our various solutions that generate valuable leads and contacts.
Research and Development
We developed proprietary software-based solutions in various platforms related to security and cyber risk management. We invest substantial resources in research and development to innovate new solutions, enhance our offerings and grow opportunities by developing new features and modules for our existing platforms. In 2023, we invested in preexisting programs and next generation solutions in secure communications and cybersecurity. Leveraging our agile innovation and development practices, we rapidly establish prototypes that we can fully test for suitability and to pre-establish enterprise risk level across a variety of government networks and clouds. We are committed to and view our continued investment in research and development as a key factor to our long-term business success.

Human Capital Resources
As of December 31, 2023, we had 619 employees, of whom approximately 88.7% are located in the United States. Approximately 377 of our U.S.-based employees held U.S. security clearances, and 26% self-identify as veterans of U.S. military service. Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider relations with our employees to be good.
Telos places a strong emphasis on supporting our people. Our management team is committed to maintaining a corporate culture that fosters mutual respect and job satisfaction for our people while delivering innovation and value to customers and shareholders. This commitment is reflected in our core values:
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
We consider the foundational value of integrity to be a non-negotiable requirement of employment, and an expectation of suppliers, partners, and our customers. We guard our reputation and will take necessary action to protect it. An essential part of our brand promise is always to engage employees, customers, partners, suppliers, and investors with integrity.
As part of our effort to improve our disclosures around human capital issues, in 2023, we provided a public report pursuant to the Sustainability Accounting Standards Board ("SASB") Software & IT Service Standard, which report addresses, in part, metrics relating to recruiting and managing a global, diverse and skilled workforce.
Talent Acquisition and Retention
We operate in a very competitive environment for talent. To ensure we can attract the most well-qualified employees, we employ strategic sourcing methods, innovative recruitment campaigns, and inclusive outreach initiatives to attract a diverse pool of candidates. This involves leveraging various channels, such as job boards, social media platforms, and diversity-focused partnerships, to engage with candidates from different backgrounds and experiences.
During 2023, we made several improvements to our employee value proposition, including enhancements on benefits available to employees, increasing paid time off and parental leave, accelerating the vesting period for stock matched by the Company in employees' 401(k) plans, instituting a new performance management program, and various supplemental programs to support our employees' physical, mental and financial well-being.
In addition, at Telos, we help our employees succeed by providing flexibility in where and how they work. The employees' ability to work remotely or in a hybrid arrangement is a strategy that helps us attract, hire and retain the best people, regardless of their specific location. This strategy increases employee empowerment and satisfaction, drives efficiency, and enables us to hire from a broad and diverse talent pool.
Diversity and Inclusion
We value diversity and inclusion and are committed to providing a work environment free of discrimination and harassment, where our employees can do their best work, bring their whole selves to work, feel supported, and in turn, support others. We strive to create a working environment where everyone feels included and respected and has an equal opportunity to contribute. We believe that diverse teams maximize their potential and bring with them varied views, experiences, and perspectives. While we believe that our employee population is gender and ethnically diverse for our industry and operating markets, with approximately 25% of our global population self-identifying as female and approximately 38% self-identifying as underrepresented minorities, our objective is to continue to improve our hiring, development, training, advancement, and retention of diverse talent and to foster an inclusive environment at Telos.

Seasonality
We generally experience seasonality due to our key customers' fiscal year ends and procurement cycles. We derive a substantial portion of our revenue from the U.S. government, whose fiscal year ends on September 30 of each year, which may favorably impact our third fiscal quarter. In addition, our quarterly results may be impacted by the number of working days in a given quarter. See "Risk Factors — We are subject to the seasonality of U.S. government spending."
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
•Require compliance with U.S. government Cost Accounting Standards;
•Require reviews by the Defense Contract Audit Agency, Defense Contract Management Agency and other U.S. government agencies for compliance with government requirements for a contractor's business system; and
•Restrict the use and dissemination of, and require the protection of, unclassified contract-related information and information classified for national security purposes and the export of certain products and technical data.
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
Government contracts are subject to congressional funding. Consequently, at the outset of a program, a contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract. All of our government customers have the right to terminate their contract with us at their convenience or in the event that we default. Most of our contracts have cancellation terms that permit us to recover all or a portion of our incurred costs and fees for work performed where the U.S. government issues a termination for convenience.
A portion of our business is classified by the U.S. government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements.
These regulations and risks are described in more detail below under "Risk Factors" in this Annual Report on Form 10-K.
Environmental, Social, and Governance Matters
We strive to operate our business in an environmentally responsible manner and in support of sustainable long-term financial performance. Our Environmental, Social and Governance ("ESG") task force is charged with addressing climate and environmentally-related risks and opportunities, including our publicly-disclosed climate transition plan. The Company publicly reports certain climate change-related information via CDP and provides public sustainability disclosures using the SASB Software & IT Service Standard. By making these disclosures, however, we have not concluded that the information disclosed is material to our business. The Board of Directors authorized the Nominating and Corporate Governance Committee to oversee the Company's ESG efforts, which include climate-related risks and opportunities.
See Item 1A, "Risk Factors," for discussion of risks related to global climate and ESG matters.

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
Business and Operational Risks
Our business could be negatively affected by cyber or other information security breaches, threats or other disruptions.
We routinely experience cybersecurity threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. While we have security measures in place to protect our data, the data of our customers or end-users of our services, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
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
•Vulnerabilities existing within third-party software or services that we employ;
•Attacks on, or vulnerabilities in, the many different underlying networks and services that power the Internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers; and
•Employee or contractor errors or intentional acts that compromise our security systems.
To the extent possible, these risks are mitigated by our ability to maintain and improve information security governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Although we have developed systems and processes designed to assess, identify, and manage material cybersecurity risks, we can provide no assurances that such systems and processes will provide absolute security. In the normal course of business, we are the target of malicious cyberattack attempts. To date, any such attempts have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant.
A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers' systems or data, including intellectual property, proprietary, sensitive, or other confidential information. A security breach or incident could result in the unauthorized disclosure of large quantities of our customers' customers' personally identifiable information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal and financial exposure and liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation.

If our customers do not renew their subscriptions or contracts for our solutions and services and expand our relationship with them, our revenue could decline and our results of operations would be adversely impacted.
To continue to maintain and grow our business, it is important that our existing customers renew their subscriptions or contracts for our solutions and services when existing contract terms expire. Our customers have no obligation to renew or extend their subscriptions or contracts for our solutions or services after the expiration of the contractual periods, which vary in length, and in the normal course of business, some customers have elected not to renew or extend. It is difficult to predict attrition rates given the varying needs of our customer base. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers' spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes, and deteriorating general economic conditions or budgetary constraints.
Our future success also depends in part on our ability to expand our relationships with our current customers by selling additional features and services, more subscriptions or enhanced editions of our services. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior leaders. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, some of which are beyond our control.
If our efforts to maintain and expand our relationships with our existing customers are not successful, our business could be harmed.
U.S. government may terminate, cancel, delay, modify or curtail our contracts at any time prior to completion and, if we do not replace them, this may adversely affect our future revenues and could adversely impact our earnings.
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
Any decisions by the U.S. government to not exercise contract options or to terminate, cancel, delay, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.
We are dependent on a few key customer contracts for a significant portion of our future revenue, and a significant reduction in goods and services or delay in implementation to one or more of these contracts would reduce or delay our future revenue and could materially affect our anticipated operating results.
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
Our business relies heavily upon the expertise and services of our employees. Our success depends upon the continued services of our highly qualified and experienced executive officers and other key members of management. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business.
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

We may not be successful in attracting and retaining qualified personnel. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or the availability of visas for skilled technology workers. These difficulties could be further amplified by the high cost of living in the Washington D.C. metropolitan area, where our headquarters is located. If we fail to attract new personnel or fail to retain and motivate our current key employees or group, our business and future growth prospects could be severely harmed.
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
Our competitive position and future profitability depend, in part, on our ability to develop new technologies.
Our ability to increase revenue from existing customers and attract new customers will depend, in part, on our ability to anticipate and respond effectively to rapid technological changes and market developments. Virtually all of the products we produce and sell are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. The government market in which we primarily operate is characterized by rapidly changing technologies. The product or program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance in part depends on our ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. If we fail to effectively anticipate, identify and respond to those changes in a timely manner, our business could be negatively impacted. Likewise, if we are unable to develop new products that meet customers' changing needs, future sales and earnings may be adversely affected.
Our financial results may fluctuate due to increasing variability in our security solutions' sales and implementation cycles.
We market the majority of our security solutions directly to U.S. government customers. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources, which adds uncertainty to our sales cycle. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations.
As a result, the sales and implementation cycles associated with certain of our services can be difficult to predict and lengthy. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular period of time are not realized.

Failure to effectively develop and execute our sales and business development capabilities will harm our ability to grow our business.
Our ability to increase our customer base and achieve broader market acceptance of our solutions and services will depend, to a significant extent, on our ability to perform at a high level in our business development, growth, sales and marketing operations and activities. We believe that selling and marketing our security solutions requires advanced sales skills, customer relationships and technical knowledge to generate interest and effectively communicate our solutions or services to new markets.
We may not achieve anticipated revenue growth from our growth team if we are unable to hire and develop talented business development and sales personnel, if our new business development and sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing sales force.
We depend on computing infrastructure operated by third parties to support some of our solutions and customers, and to help complete critical business functions. Any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.
We rely on the technology, infrastructure, and software applications of certain third parties in order to host or operate some of certain key platform features or functions of our business. Additionally, we rely on third-party computer hardware and cloud capabilities in order to deliver our solutions and services. Our business is dependent on the integrity, security and efficient operation of this technology and infrastructure, and we do not necessarily control the operation or data security of the third-parties we utilize.
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
We rely on subcontractors and other suppliers to provide materials, major components and subsystems for our products or to perform a portion of the services that we provide to our customers. Occasionally, we rely on only one or two sources of supply, which, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. We depend on these subcontractors and suppliers to fulfill their contractual obligations in a timely and satisfactory manner in full compliance with customer requirements. If one or more of our suppliers or subcontractors is unable to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services per its contractual obligations, our ability to perform our obligations as a prime contractor may be adversely affected, and we may be exposed to liability.
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences or events outside of our control.
Our systems and the third-party systems, upon which we and our customers rely, are also vulnerable to damage or interruption from catastrophic occurrences, telecommunication failures, cybersecurity threats, social unrest, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors' hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or solutions, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
We may be also be impacted by natural disasters, wars, terrorist attacks, power outages, public health crisis (epidemics or pandemics), or other events outside of our control. If major disasters such as earthquakes, floods, hurricanes, tornadoes, fires, or other events occur, or our information system or communications network breaks down, operates improperly, or is unusable, our headquarters and other facilities may be seriously damaged, or we may have to stop or delay production and delivery of our solutions and services.
In addition, the recent COVID-19 pandemic disrupted the normal operations of many businesses and other organizations, including the temporary closure or scale-back of business operations and the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our customers' ability to perform their missions and is, in many cases disrupting their operations. It may also result in a change in spending priorities on the part of our customers, which could precipitate the cancellation, delay or deferral of programs, contracts or business opportunities. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer-imposed limitations and using various technologies to perform their functions.
Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions and services to our customers, and could decrease demand for our offerings. We may incur shutdowns, delays, disruptions or expenses relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition. Moreover, any significant natural disaster, pandemic, other catastrophic or force majeure events could affect our personnel, supply chain, or service providers' ability to provide materials and perform services on a timely basis. Act of terrorism and other geopolitical unrest could also potentially cause disruptions in our business or the business of our supply chain, services providers, or the economy as a whole. Because we do not carry insurance for all of these possible losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected by such an event outside of our control.
Failure to adequately protect our intellectual property, technologies and proprietary rights could harm our business, competitive position, financial condition, and results of operations.
Our success depends, in part, on our internally developed technologies, patents and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our rights. In the future, we may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Regardless of outcome, this type of litigation could result in substantial costs and diversion of management and technical resources. The inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, results of operations and financial condition.
Failure to accurately estimate the factors upon which we base our contract pricing could adversely impact our earnings and profitability.
Generally, our customer contracts are either fixed-price or cost-reimbursable. Under fixed-price contracts, which represented approximately 78.5% of our 2023 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-price contracts inherently have more risk than cost-reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost-reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns.
Under both types of contracts, we must accurately estimate the likely volume of work that will occur, costs and resource requirements involved, and assess the probability of completing individual transactions or milestones within the contracted time period and amount to maximize or earn profit on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns or poor cost controls could lower earnings, or may incur a net loss on a contract, and cause a negative impact on our results of operations.
We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may not be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.
To increase our revenue, and achieve and maintain profitability, we plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In the future, we may increasingly focus on commercial customers, including in the banking, financial services, healthcare, manufacturing, telecommunication, airlines and aerospace, insurance, retail, transportation, shipping and logistics, and energy industries, as well as other critical infrastructure industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us.
Although sales to a new customer have often led to additional sales to the same customer or similarly situated customers, it is uncertain we will achieve the same penetration and organic growth in the future, and our reputation, business, financial condition, and results of operations could be negatively impacted. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries.
Failure to deliver high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Our customers depend on our support organization to resolve technical issues relating to our solutions and offerings. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our solutions and support and on positive recommendations from our existing customers. Failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our offerings to existing and prospective customers, and our business, operating results and financial position.
Our growth depends, in part, on the success of our strategic relationship with our partner organizations.
To grow our business, we will continue to build, grow and maintain relationships with third parties, such as partner organizations, that provide complementary cybersecurity offerings. Identifying partners, and negotiating relationships with them, requires significant time and resources. The relationship we have with our partners, and that our partners have with our customers, provides our customers with enhanced value for our solutions and services.

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
We currently incorporate technology that we license from third-parties, including software, into our solutions. The third-party technology licenses used by us may not continue to be available on commercially reasonable terms or at all. Our business could suffer if we lost the right to use these technologies. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and may require us to use alternative technology of lower quality or performance standards. As a result, our margins and results of operations could be significantly harmed.
A third-party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between a third party and us could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of new products or services until equivalent technology, if available, is identified, licensed and integrated.
The inability to set optimal pricing structures for our solutions and services could adversely impact our business, financial condition and results of operations.
From time to time, we change our pricing model in response to competition, global economic conditions, and general reductions in our customers' spending levels, pricing studies, or changes in how our solutions are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing solutions and services, we may have difficulty determining the appropriate price structure for our products and services. Further, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our solutions and services to larger organizations, these larger organizations may demand substantial price concessions. We may also need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, local, and foreign governments and government agencies.
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
We sell our services outside the United States and are subject to unique risks and challenges associated with international business. These risks and challenges include, but are not limited to, (a) compliance with governmental laws and regulations, (b) foreign business practices, (c) tax environments, (d) protection of our intellectual property, and (e) regional economic and geopolitical conditions.
Although our international operations have historically generated a small proportion of our revenues, any of these factors could negatively impact our business and results of operations. In addition, these factors may also negatively impact our ability to successfully expand into emerging market countries, where we have little or no operating experience, where it can be costly and challenging to establish and maintain operations, including hiring and managing required personnel, and difficult to promote our brand, and where we may not benefit from any first-to-market advantage or otherwise succeed.
We may be subject to legal proceedings, regulatory disputes and governmental inquiries that could materially harm our business, operating results, and financial condition.
From time to time, in the ordinary course of business, we have been involved in legal proceedings and in the future may be subject to lawsuits, claims, government investigations and other proceedings. These may include lawsuits and claims related to securities compliance, contracts, subcontracts, intellectual property, employment and wage claims, and other matters. Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. Those contingencies include, but are not limited to, the cost of litigation and unpredictable court decisions. Adverse outcomes with respect to litigation, or a government inquiry, or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or harm our reputation, all of which could negatively affect our business, results of operations and financial conditions.

Potential future acquisitions, strategic investments, partnerships, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.
We have in the past acquired, and may in the future seek to acquire or invest in complementary businesses, products or technologies to enhance our technical capabilities or otherwise offer growth opportunities.
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
Public confidence in, and acceptance of, identity platforms and biometrics generally, and our solutions specifically, will be a key factor in our business’s continued growth.
Our future profitability will depend, in part, on public confidence in and acceptance of identity platforms and biometrics generally. Continued acceptance of identity platforms and biometric information as a secure and reliable method to identify individuals, mitigate risk and minimize fraud is an important factor in our continued growth. While both identity platforms and biometrics have become more widely adopted, they may not achieve universal acceptance. The attractiveness of our solutions to our customers is impacted by a number of factors, including the willingness of individuals to provide their personal information, including biometric information, to private or governmental entities, the level of confidence that such information can be stored safely and securely, and trust that such information will not be misused or breached. Certain individuals may never accept the use of biometrics as being safe. If identity platforms and biometrics do not achieve universal acceptance, or our solutions are not competitive with our industry players, our growth could be limited, which could materially adversely affect our business, results of operations and financial condition.
On the other hand, any negative associations or perceptions with our solutions or biometrics could impede our business growth and could adversely affect our business, results of operations and financial condition. Likewise, any breaches on our information technology systems, particularly on the use and collection of biometric information, may subject us to significant reputational, financial, legal or operational consequences.
Actions that we are taking to restructure our business to improve profitability may not be as effective as anticipated.
During the fourth quarter of fiscal year 2022, we committed to a restructuring plan to streamline our workforce and spending to better align our cost structure with the volume of our business. We began the execution of the restructuring plan early 2023, incurring restructuring-related costs, including employee severance and related benefit costs and external consulting and advisory fees related to the implementation of the restructuring plan. We may be unable to realize the expected improved profitability and efficiency from our restructuring efforts.

Industry, Legal and Regulatory Risks
The business environment in which we operate is highly competitive, and we may not be able to compete successfully against existing or future competitors.
We operate in an intensely competitive market and diverse industry segment, and we expect competition to increase in the future from established businesses and new market entrants. Based on our current market analysis, there is no single company or small group of companies in a dominant competitive position. Some large competitors offer capabilities in a number of markets that overlap many of the same areas in which we offer services, while certain companies are focused upon only one or a few of such markets. Some of the firms that compete with us in multiple areas include large, established defense contractors. In addition, we compete with smaller specialty companies, including risk and compliance management companies, organizational messaging companies, and security consulting organizations, and companies that provide secure network offerings. If we are unable to anticipate or react to these challenges or do not compete effectively, our competitive position could weaken and could result in a decline in revenue or reduced revenue growth, price reductions or reduced gross margins, and loss of market share, all of which could adversely affect our business.
A decline in the federal budget, changes in spending or budgetary priorities of the U.S. government, a prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.
Our customers are substantially U.S. government agencies. The customer relationship with the U.S. government involves certain unique risks. The programs we participate in must compete with other programs and policy imperatives during the budget and appropriations process.
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
In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, DoD funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, over the last few years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Not long ago, the federal government was shut down due to a lack of funding for over one month between late 2018 and early 2019, and currently a series of continuing resolutions have funded the government at fiscal year 2023 levels, with no new starts. Moreover, the national debt threatened to reach the statutory debt ceiling in 2023, and such an event in future years could result in the U.S. government defaulting on its debts.
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
We are required to comply with stringent, complex and evolving laws, rules, regulations and standards, as well as contractual obligations relating to privacy, data protection and security, technology protection, and other matters. Any actual or perceived failure to comply with these requirements could have a material effect on our business.
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
We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term stockholder value.
In May 2022, our Board of Directors approved a share repurchase program ("SRP") for the repurchase of up to $50.0 million of our outstanding shares of our common stock. As of December 31, 2023, approximately $38.7 million remained available under the stock repurchase program. The repurchase program has no termination date and may be suspended for periods, amended or discontinued at any time. We are not obligated to repurchase a specified number or dollar value of shares. Share repurchases under the program will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. There can be no guarantee about the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our common stock, increase volatility, diminish our cash reserves, and even if fully implemented may not enhance long-term stockholder value.

If we fail to maintain an effective system of internal control, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the rules and regulations of Nasdaq, and other securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote substantial time and resources to comply with these rules and regulations. Such compliance has increased, and will continue to increase, our legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly, and places significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, and to report any material weaknesses in such internal control.
In fiscal year ended 2022, management identified a material weakness related to ineffective design and maintenance of controls over the assessment of the accounting for forfeitures of non-standard equity awards. While the identified material weakness has been remediated in fiscal year 2023, we cannot provide assurance that we will not identify additional material weaknesses in future periods or that we will be successful in remediating any future significant deficiencies or material weaknesses in internal control over financial reporting.
We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our consolidated financial statements and in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, may result in a restatement of our consolidated financial statements for prior periods, could cause us to fail to meet our reporting obligations, and could result in an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, and lead to investigations or sanctions by regulatory authorities. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our stock.
Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain at any point in time. In addition, geopolitical developments, such as the invasion of Ukraine by Russia, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our solutions and services, delay prospective customers' purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Company’s processes to assess, identify, and manage material cybersecurity risks
We have developed an ISO/IEC 27001-certified Information Security Management System (“ISMS”) designed to enhance our corporate security measures, identify and mitigate information security risks, and protect and preserve the confidentiality, integrity, and continued availability of all information owned by the Company and that of its customers and suppliers in our control. Our ISO certification can be verified on the BSI Group website using certificate number IS 64920.
Our ISMS includes developing, implementing, and continually improving policies and procedures designed to safeguard information and ensure the availability of critical data and systems. These policies cover areas such as requiring secure coding practices and a secure development lifecycle process, monthly information security awareness training for all employees and enhanced training for specialized personnel, review and assessment by external, independent third parties, who certify and report on our weaknesses and internal response preparedness for the entire Company, and the performance of daily vulnerability scanning of our network infrastructure as well as annual third-party penetration testing.
Our cybersecurity risk assessment, identification, and management process consists of a dedicated Governance Risk and Compliance ("GRC") team, within our Information Security organization, that implements a repeatable, ISO/IEC 27001-compliant methodology to asses and track cybersecurity risk. This team, reporting to and working with the Chief Information Security Officer ("CISO"), identifies, tracks, and updates cybersecurity risks that threaten the Company directly and through third parties. The GRC team collaborates closely with risk owners throughout the Company, vendors, and suppliers, working with them in an effort to ensure their risks are identified, documented, and mitigated in a timely fashion.
In addition to our active ISO/IEC 27001 certification, the Company also assesses itself against the National Institute of Standards and Technology Special Publication 800-171 as required by the Defense Federal Acquisition Regulation Supplement. In accordance with our ISMS, we also actively monitor known threats that could affect our products and services and work with our suppliers to provide us with real-time reports of threats or vulnerabilities that may affect our enterprise-wide systems. Our program also includes a cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident as well as a business continuity plan that is designed to provide a clear framework for how the Company can continue in the event of any significant disruption in an effort to ensure that we can offer the same level of security, support, and excellence to all our customers. In the normal course, our Security and GRC teams engage assessors, consultants, and other third parties to assist in various cyber-related matters. For example, to maintain our ISO certification, the Company utilizes an external third party to conduct yearly audits of its ISMS. Our Information Security organization also leverages third-party advisors, as appropriate, for various tasks such as conducting annual third-party penetration testing.
In 2023, we conducted an enterprise risk assessment that included an assessment of cybersecurity risk in context with other enterprise-level risks. Furthermore, our CISO and our General Counsel regularly discuss cybersecurity risk mitigation. We carry errors and omissions insurance that provides some protection against the potential losses arising from a cybersecurity incident. For additional information regarding potential cybersecurity risks, see relevant business and operational risks under Item 1A, "Risk Factors", of this Annual Report on Form 10-K.
In the last three years, we have not experienced a material information security breach incident or any penalties or settlements related to the same, and the expenses we have incurred from information security breach incidents were immaterial.
Management’s role and expertise in assessing and managing material cybersecurity risks
Our Information Security team is charged with the responsibility for assessing and managing material cybersecurity risks. That team is led by our CISO. Certifications held by the Information Security team include CompTIA A+, Network+, Security+, Project+, & CyberSecurity Analyst+, eLearnSecurity Junior Penetration Tester, EC-Council Certified Ethical Hacker ("CEH"), Certified Encryption Specialist, Certified Security Analyst, & Computer Hacking Forensic Investigator ("CHFI"), CMMC-AB Registered Practitioner ("RP"), and ISC2 Certified Information Systems Security Professional ("CISSP"). Our CISO’s background includes over 17 years of experience in IT and Information Security. His formal education includes a Master’s degree in Cybersecurity and Information Assurance and a Bachelor’s degree in Computer Forensics. Certifications held by the CISO include CompTIA A+, Network+, & Security+, Microsoft Technology Associate ("MTA"), CMMC-AB RP, ISO 27001 Certified Lead Implementer Professional, EC-Council CEH & CHFI, ISACA Certified Data Privacy Solutions Engineer & Certified Information Security Manager, ISC2 CISSP, and Offensive Security Certified Professional. Our CISO reports to our Chief Information Technology Officer ("CITO"), who in turn reports to our Chief Executive Officer ("CEO"). Each of our CITO and our CEO have extensive experience in cybersecurity matters.

Our CISO provides reports to the Audit Committee of our Board of Directors on a standing basis at each Audit Committee meeting, and as otherwise requested by the Chair of the Audit Committee or as determined necessary by the CISO or other members of senior management. The CISO is personally involved in, and responsible for, the risk assessment, identification and management process described above.
Board of Director’s oversight of cybersecurity risks
The Board of Directors has oversight responsibility with respect to risk management and reviews matters with management as part of management’s regular Board reporting. The Board of Directors has delegated responsibility for information security and cybersecurity risk oversight to the Audit Committee. In accordance with its charter, the Audit Committee discharges these responsibilities through various processes, including the option to use third party advisers as and when it deems appropriate, and discusses with management the Company’s major policies with respect to risk assessment and risk management. The Audit Committee regularly reports the results of these discussions to the Board of Directors. As noted above, the CISO reports to the Audit Committee at each regular Audit Committee meeting on the status of cybersecurity risk assessment, identification and management, as well as reporting information security incidents as they occur, if material, and providing periodic briefings about our information security program, our internal response preparedness, and assessments led by outside advisors. The Chair of the Audit Committee, in turn, reports on these topics to the Board of Directors as and when deemed necessary and/or material. Overall, our Board contains two directors with work experience related to cybersecurity issues or oversight.
Item 2. Properties
We lease approximately 191,700 square feet of space for our corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in May 2029.
We leased additional office space in facilities located in Maryland, Florida and Nevada under various leases expiring through July 2027.
We believe that the current space is substantially adequate to meet our operating requirements.
Item 3. Legal Proceedings
Information regarding legal proceedings may be found in Note 19 – Commitments and Contingencies to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Market under the symbol "TLS."
As of March 8, 2024, there were approximately 152 holders of record of Telos common stock, par value $0.001 par value. The number of shareholders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
For information regarding securities authorized for issuance under our stock-based compensation plan, see Note 12 – Stock-Based Compensation to the Consolidated Financial Statements contained in Item 8.
Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended December 31, 2023, that were not registered under the Securities Act and were not previously disclosed on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Purchases of Equity Securities
On May 24, 2022, the Board of Directors authorized a Share Repurchase Program ("SRP"), pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. The shares may be repurchased on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
There were no repurchases of common stock in fiscal year 2023, and approximately $38.7 million remained available for future common stock repurchases under the SRP as of December 31, 2023.
Item 6. [Reserved]
None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K ("10-K"). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors", and elsewhere in this 10-K. See also "Special Note Regarding Forward-Looking Statements" at the beginning of this 10-K.
In this section, we discuss our financial condition, changes in financial condition and results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Business Overview
For an overview of our business, including our business segments and discussion of our products and services we provide, see Item 1, "Business" of this Annual Report on Form 10-K. Additional information regarding our segments is also presented in Note 18 – Segment Information to the consolidated financial statements at Item 8 of this Form 10-K.
Opportunities, Challenges and Risks
As discussed under Item 1A, "Risk Factors", we derive a substantial portion of our revenues from contracts and subcontracts with the U.S. government. Our revenues are generated from a number of contract vehicles and task orders. The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including IDIQ, GSA schedules, OTA, and other multi-award contracts), which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process.
Over the past several years we sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. Although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies. We believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed-price development contracts. Our firm-fixed-price activities consist primarily of contracts for products and services at established contract prices. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2023 and 2022, the Company's revenue derived from firm-fixed-price contracts was 78.5% and 82.9%, respectively; cost-plus contracts revenue was 12.1% and 11.1%, respectively; and time-and-material contracts was 9.3% and 6.0%, respectively.
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
Business Environment
U.S. Budget
Congress has been unable to complete action on all appropriations bills for Fiscal Year ("FY") 2024, which began on October 1, 2023. Instead, Congress has resorted to approving a series of continuing resolutions (“CRs”), which have funded the government at FY2023 levels for over five months with no new program starts. Some appropriations bills were finally approved in early March 2024, but most federal spending remains under a CR.
This means the President’s proposed three percent increase in defense spending, which was also provided for by the spending caps contained in the debt ceiling legislation (the "Fiscal Responsibility Act”) signed into law last June 2023, have so far not been approved. The FY2024 National Defense Authorization Act enacted in December 2023 does not authorize that propose three percent hike in defense spending, but actual appropriated defense spending has remained at FY2023 levels under these CRs, and it will continue to be frozen until a full-year defense appropriations bill can be signed into law.

The President's FY2024 budget also proposed increased investments for cybersecurity within numerous federal civilian departments and agencies. In general, the President's budget reflected the prioritization of accelerated cloud adoption, IT modernization, further private sector collaboration for sector risk management responsibilities, ensuring adequate cyber threat information sharing, and supply chain risk management. These priorities align with the solutions Telos has been developing and bringing to market for the past several years. However, as with defense spending, these proposed increases have remained on hold until Congress can agree on full-year FY2024 appropriation legislation for all department and agencies.
Even if Congress finally reaches agreement on the remaining FY2024 appropriations bills in March 2024, that will leave less than seven months for federal agencies to execute any increased spending levels these measures provide.
Finally, submission to Congress of the Biden Administration's proposed FY2025 budget was delayed until March 11, 2024 – a month later than normal – in large part because lawmakers have been unable to complete work on FY2024 appropriations legislation. Such final bills would normally serve as a detailed baseline from which the White House would develop next year's proposed budget.
This failure to approve the FY2024 appropriations legislation in a timely manner and the resultant uncertainty about actual funding has impacted federal customers' ability to move forward on their planned expenditures in FY2024, and to adequately plan for FY2025.
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

Table MD&A 1: Backlog by Segment
	As of December 31,
	2023	2022

	(in thousands)
Security Solutions
Funded backlog	$24,538	$33,784
Unfunded backlog	41,398	47,509
Total Security Solutions backlog	65,936	81,293
Secure Networks
Funded backlog	27,530	48,454
Unfunded backlog	24,636	82,296
Total Secure Networks backlog	52,166	130,750
Total
Funded backlog	52,068	82,238
Unfunded backlog	66,034	129,805
Total backlog	$118,102	$212,043
Increases in backlog is a result from the award of new contracts and the renewal or extension of existing contracts. Reductions in backlog arises from the completion or the early termination of contracts. See the relevant industry, legal and regulatory risks under Item 1A, "Risk Factors", of this Annual Report on Form 10-K. We believe that comparisons of backlog period-to-period are difficult. We also believe that it is difficult to predict future revenue solely based on analysis of backlog. The actual timing of revenue from projects included in backlog will vary.
Financial Highlights
A number of factors have affected our fiscal year 2023 results, the most significant of which we have listed below. More details on these changes are presented below within our "Results of Operations" section.
•The successful completion of certain programs, lower revenue on ongoing major programs and the loss of a program resulted in a decline in fiscal year 2023 compared with 2022 results, partially offset by some new program wins across the portfolio and the ramp of TSA PreCheck.
•TSA announced Telos Corporation as TSA's second official TSA PreCheck enrollment and renewal provider in August 2023.
•Operating costs were lower, in part, as a result of the restructuring plan announced in the first quarter of 2023.
•Lower operating costs resulted in an improvement in profitability and earnings per share.

Results of Operations
Consolidated Results

Table MD&A 2: Consolidated Financial Results Comparison
	For the Year Ended December 31,
	2023	2022

	(dollars in thousands)
Revenue	$145,378	$216,887
Cost of sales (excluding depreciation and amortization)	88,892	137,051
Depreciation and amortization	3,544	793
Total cost of sales	92,436	137,844
Gross profit	52,942	79,043
Gross margin	36.4%	36.4%
Selling, general and administrative expenses	93,257	132,893
Selling, general and administrative expense as percentage of revenue	64.1%	61.3%
Operating loss	(40,315)	(53,850)
Other income	6,715	1,350
Interest expense	(786)	(874)
Loss before income taxes	(34,386)	(53,374)
Provision for income taxes	(36)	(54)
Net loss	$(34,422)	$(53,428)
Our business segments have different factors driving revenue fluctuations and profitability. The discussion of the changes in our net revenue and profitability are covered in greater detail under the section that follows: "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Selling, general, and administrative ("SG&A"). SG&A expenses decreased by $39.6 million, or 29.8%, in 2023 compared to 2022. Sales and marketing expenses decreased by $9.5 million primarily due to lower compensation-related expenses. Research and development expenses decreased by $4.7 million primarily due to lower compensation-related expenses and increased capitalization of software development by $1.9 million. General and administrative expenses also decreased by $25.5 million mostly due to lower compensation-related expenses.
Other income. Other income increased by $5.4 million in 2023, compared to 2022, primarily due to an increase in dividend income from money market placements of $3.9 million, and a gain on early extinguishment of other financing obligation of $1.4 million in 2023, without a similar gain in 2022.
Interest expense. There was no significant change in interest expense between comparable periods.
Provision for income taxes. There was no significant change in the provision for income taxes in 2023, compared to 2022.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 3: Security Solutions Segment - Financial Results Comparison
	For the Year Ended December 31,
	2023	2022

	(dollars in thousands)
Revenues	$77,416	$120,454
Cost of sales (excluding depreciation and amortization)	34,270	57,743
Depreciation and amortization	3,532	763
Total cost of sales	37,802	58,506
Gross profit	$39,614	$61,948
Gross margin	51.2%	51.4%

Our Security Solutions segment revenue decreased by $43.0 million or 35.7% in fiscal year 2023, compared to fiscal year 2022, primarily due to lower revenues on ongoing programs and the loss of a program, partially offset by some new program wins and the initial ramp of the TSA PreCheck program.
Likewise, the segment gross profit decreased by $22.3 million or 36.1% in 2023, compared to 2022, primarily due to the decrease in revenue. Segment gross margin slightly decreased from 51.4% in 2022 to 51.2% in 2023 primarily due to higher amortization of software development costs, offset by high margin new program wins, mix within the portfolio and lower stock-based compensation.

Table MD&A 4: Secure Networks Segment - Financial Results Comparison
	For the Year Ended December 31,
	2023	2022

	(dollars in thousands)
Revenues	$67,962	$96,433
Cost of sales (excluding depreciation and amortization)	54,622	79,308
Depreciation and amortization	12	30
Total cost of sales	54,634	79,338
Gross profit	$13,328	$17,095
Gross margin	19.6%	17.7%
Our Secure Networks segment revenue decreased by $28.5 million, or 29.5%, in 2023, compared to 2022, primarily due to the successful completion of certain programs and lower revenues on ongoing programs as expected, partially offset by new program wins.
Segment gross profit decreased by $3.8 million or 22.0% in 2023, compared to 2022, primarily due to lower revenue, partially offset by higher gross margins. Segment gross margin increased from 17.7% in 2022 to 19.6% in 2023 primarily due to strong program and cost management across several key programs.
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
Changes in costs of revenue as a percentage of revenue other than from revenue volume or cost mix are driven by changes in compensation expense and other allocated costs and/or cumulative revenue adjustments due to changes in estimates. Changes in operating cash flows are driven by changes in cash generated through delivery of products and services, fluctuations in current assets and liabilities and the impact of changes in the timing of cash receipts or disbursements.
Non-GAAP Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted Earnings Per Share ("EPS"), Cash Gross Profit, Cash Gross Margin and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
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
We believe that EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin provide the Board, management and investors with clear representation of our core operating performance and trends, provide greater visibility into the long-term financial performance of the Company, and eliminate the impact of items that do not relate to the ongoing operating performance of the business. Further, Adjusted EBITDA is used by the Board and management to prepare and approve our annual budget, and to evaluate the performance of certain management personnel when determining incentive compensation.

Table MD&A 5: Reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
	For the Year Ended December 31,
	2023		2022
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(34,422)	(23.7)%	$(53,428)	(24.6)%
Other income	(6,715)	(4.6)%	(1,350)	(0.6)%
Interest expense	786	0.5%	874	0.4%
Provision for income taxes	36	—%	54	—%
Depreciation and amortization	9,429	6.5%	5,890	2.7%
EBITDA (Non-GAAP)	(30,886)	(21.3)%	(47,960)	(22.1)%
Stock-based compensation expense (1)	24,396	16.8%	64,660	29.8%
Restructuring expenses (2)	1,132	0.8%	2,767	1.3%
Adjusted EBITDA (Non-GAAP)	$(5,358)	(3.7)%	$19,467	9.0%
(1) The stock-based compensation adjustment to EBITDA is made up of stock-based compensation expense for the awarded service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $22.9 million and $62.5 million for fiscal year 2023 and 2022, respectively. Stock-based compensation expense from other sources was $1.5 million and $2.1 million for the fiscal year 2023 and 2022, respectively. The other source of stock-based compensation consists of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in a change in estimate that would add back to Adjusted EBITDA.
(2) The restructuring expenses include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
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

Table MD&A 6: Reconciliation of Net Loss and GAAP EPS to Non-GAAP Adjusted Net Income and Adjusted EPS
	For the Year Ended December 31,
	2023		2022
	Adjusted Net Income/(Loss)	Adjusted Earnings Per Share	Adjusted Net Income/(Loss)	Adjusted Earnings Per Share

	(in thousands, except per share data)
Net loss	$(34,422)	$(0.50)	$(53,428)	$(0.79)
Adjustments:
Other income	(6,715)	(0.10)	(1,350)	(0.02)
Stock-based compensation expense (1)	24,396	0.35	64,660	0.96
Restructuring expenses (2)	1,132	0.02	2,767	0.04
Adjusted net (loss)/income (Non-GAAP)	$(15,609)	$(0.23)	$12,649	$0.19
Weighted-average shares of common stock outstanding, basic	69,256		67,559
(1) The stock-based compensation adjustment to EBITDA is made up of stock-based compensation expense for the awarded service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $22.9 million and $62.5 million for fiscal year 2023 and 2022, respectively. Stock-based compensation expense from other sources was $1.5 million and $2.1 million for the fiscal year 2023 and 2022, respectively. The other source of stock-based compensation consists of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in a change in estimate that would add back to Adjusted Net (Loss)/Income.
(2) The restructuring expenses include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
Cash Gross Profit and Cash Gross Margin
Cash Gross Profit and Cash Gross Margin are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to gross profit and gross margin as determined by GAAP. We define Cash Gross Profit as gross profit, plus noncash charges for stock-based compensation expense, depreciation and amortization, as well as non-recurring items (such as restructuring expenses) charged under cost of sales. We define Cash Gross Margin as Cash Gross Profit as a percentage of total revenue.
Cash Gross Profit and Cash Gross Margin provide management and investors a clear representation of the core economics of gross profit and gross margin without the impact of non-cash expenses and sunk costs expended.

Table MD&A 6: Reconciliation of Gross Profit to Cash Gross Profit; Gross Margin to Cash Gross Margin
	For the Year Ended December 31,
	2023		2022
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Gross profit	$52,942	36.4%	$79,043	36.4%
Adjustments:
Stock-based compensation expense — cost of sales	900	0.6%	3,497	1.6%
Depreciation and amortization — cost of sales	3,544	2.5%	793	0.4%
Restructuring expenses — cost of sales	—	—%	578	0.3%
Cash gross profit (Non-GAAP)	$57,386	39.5%	$83,911	38.7%
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

Table MD&A 7: Free Cash Flow
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Net cash flows provided by operating activities	$1,587	$16,508
Adjustments:
Purchases of property and equipment	(926)	(1,009)
Capitalized software development costs	(14,552)	(12,708)
Net cash proceeds from resale of software	—	8,457
Free cash flow (Non-GAAP)	$(13,891)	$11,248
Each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted EPS, Cash Gross Profit, Cash Gross Margin and Free Cash Flow has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted EPS, Cash Gross Profit, Cash Gross Margin and Free Cash Flow does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash and non-cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted EPS, Cash Gross Profit, Cash Gross Margin and Free Cash Flow differently than we do, which limits their usefulness as comparative measures. Because of these limitations, neither EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss)/Income, Adjusted EPS, Cash Gross Profit, Cash Gross Margin nor Free Cash Flow should be considered as a replacement for gross profit, gross margin, net (loss)/income, earnings per share or net cash flows (used in)/provided by operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, future operating cash flows, and if needed, borrowings under our $30.0 million senior secured revolving credit facility, with an expansion feature of up to $30.0 million of additional revolver capacity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity.
As of December 31, 2023, we had cash and cash equivalents of $99.3 million and our working capital was $100.8 million.
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

Table MD&A 8: Cash Flows Information
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$1,587	$16,508
Net cash used in investing activities	(15,478)	(13,717)
Net cash used in financing activities	(6,151)	(9,915)
Net change in cash, cash equivalents, and restricted cash	$(20,042)	$(7,124)
Net cash provided by operating activities for the years ended December 31, 2023 and 2022 was $1.6 million and $16.5 million, respectively, a decrease in cash inflow of $14.9 million compared with prior year. The cash flow from operating activities is primarily driven by the Company's operating losses, the timing of receipts of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Net cash used in investing activities for the years ended December 31, 2023, increased by $1.8 million in cash outflow compared to the same period in 2022, primarily due to higher investments in software development costs of $14.6 million and $12.7 million for the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, net cash used in financing activities was $6.2 million compared to $9.9 million in 2022. The decrease in cash outflow from financing activities is primarily attributable to decreases in payments of tax withholding related to the net share settlement of equity awards of $3.7 million in 2023, compared with $5.7 million in 2022. In addition, the 2023 cash outflow related to the repurchase of common stock under the Share Repurchase Program is comprised only of unpaid purchases in 2022 paid-off in 2023, amounting to $0.1 million, compared with $11.1 million in 2022. This is partially offset by the payments of the DFT holdback of $0.6 million in February 2023. By contrast, in 2022, there was a cash inflow from the other financing obligations of $9.1 million.
Commitments from Contractual Obligations
The Company does not have any other material cash requirements from contractual obligations at December 31, 2023, except for the commitments on the existing lease obligations on various office space and equipment under non-cancelable operating and finance leases. We reported current and long-term lease liabilities.

Table MD&A 9: Contractual Obligations
		Payments due by Period
	Total	2024	2025 - 2027	2028 - 2030	Thereafter

	(in thousands)
Finance lease obligations (1)	12,915	2,258	7,116	3,541	—
Operating lease obligations (1) (2)	241	105	111	25	—
Total contract obligations	$13,156	$2,363	$7,227	$3,566	$—

(1) Includes interest expense.	$1,688	$536	$1,022	$130	$—
(2) Includes operating lease right-of-use obligations and short-term leases with terms of 12 months or less. We have various lease agreements pursuant to ASC 842, "Leases" that require us to record the present value of the minimum lease payments for such lease properties.

In addition, there were no outstanding commitments that were considered material for capital expenditures on December 31, 2023.
See Note 19 - Commitment and Contingencies, to the consolidated financial statements within this Annual Report for further discussion of other commitment and contingencies.
Revolving Credit Facility
On December 30, 2022, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. ("Credit Agreement") that provides for a $30.0 million senior secured revolving credit facility, with the option of issuing letters of credits thereunder and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity, maturing on December 30, 2025. On April 12, 2023, we amended our Credit Agreement and revised certain provision on the terms of the covered collateral. See Note 10 - Debt and Other Obligations to the consolidated financial statements contained within this Annual Report for additional information.
The Credit Agreement contains customary terms and conditions, including certain covenant requirements. As of December 31, 2023, there were no outstanding balances under the revolving credit facility and we were in compliance with all covenants contained in the Credit Agreement.
Other Financing Obligations
In November 2022, we entered into a Master Purchase Agreement with a third-party for $9.1 million relating to software licenses under a specific delivery order with a customer resulting in proceeds from other financing obligation. On February 9, 2023, when the third-party buyer notified us that it would not exercise the option period, we transferred all the rights, title and interest in the underlying licenses in exchange for the extinguishment of the outstanding financing obligations. The extinguishment of the other financing obligations resulted to a gain of $1.4 million. See Note 10 – Debt and Other Obligations to the consolidated financial statements for a detailed discussion of our debt financing arrangements.
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
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements in fiscal year 2023 are described below. This is not intended to be a comprehensive list of all significant accounting policies that are more fully described in the notes to consolidated financial statements contained within this report.
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
For contracts where revenue is recognized over time, we recognize revenue based on progress towards completion of the performance obligation, using costs incurred to date relative to total estimated cost at completion to measure progress on a proportional performance basis for our contracts. Due to the nature of the work required to be performed on certain contracts, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. During the year ended December 31, 2023, there is an immaterial catch-up revenue adjustment as a result of the changes in contract estimates noted.
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
In testing goodwill for impairment, we first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If after the assessment, we determine that an impairment indicator exists, we perform the quantitative goodwill impairment test. The Company performs the quantitative goodwill impairment test by calculating the fair value of the reporting unit and comparing it to its respective carrying value including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit's fair value and the reporting unit's carrying value.

Determining the fair value of a reporting unit requires management's judgment and involves the use of significant estimates and assumptions, including forecasted revenue, operating margins, capital expenditures, and selection and use of an appropriate discount rate commensurate with the risk inherent in each of our reporting units' current business models. We utilize the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. Our estimate of cash flows and discount rate are subject to change due to the economic environment. A relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years, may cause a change in the results of the impairment assessment in future periods and, as such, could result in goodwill impairment.
For fiscal year 2023, we performed a qualitative assessment on our reporting units and determined that it is "more-likely-than-not" that the estimated fair value of our Security Solutions reporting unit exceeded its carrying value. On the other hand, based on the initial qualitative assessment of our Secure Networks reporting unit, we concluded that it is not "more-likely-than-not" that the fair value of this reporting unit exceeds its carrying value; as such, we performed a quantitative analysis. Based on the quantitative analysis on our Secure Networks reporting unit, its estimated fair value exceeded its carrying value and we concluded that there was no impairment.
Due to the nature of our business and other factors described in Item 1A, "Risk Factors", of this Annual Report on Form 10-K, the profitability of our individual reporting units may periodically be affected by downturns in customer demand, operational challenges, and other factors. If material adverse conditions occur that impact one or all of our reporting units, our determination of future fair value might not support the carrying amount of our reporting units, and the related goodwill may be impaired. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.
We amortize intangible assets over their respective estimated useful lives, and review them for impairment whenever events or changes in business circumstances indicate the carrying value may not be recoverable.
Likewise, we evaluated our intangible assets for potential impairment. As a result of the assessment, we identified conditions demonstrating an impairment of certain software development costs. An impairment charge of $0.5 million was recorded in the consolidated statements of operations for the year ended December 31, 2023.
For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and intangible assets, see Note 2 - Significant Accounting Policies on Goodwill and Intangible Assets, Note 7 - Goodwill and Note 8 - Intangible Assets, Net to the consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of financial risks such as interest rate risk, foreign currency translation risk, and counterparty risk, which can affect our operations and profitability.
Our cash and cash equivalents include highly liquid investments that have a maturity of three months or less at the date of purchase, and would not be significantly affected by increases or decreases in interest rates mainly due to the short-term nature of these instruments. The majority of our business is transacted in U.S. dollars, and the impact of the foreign currency fluctuation as we report for our foreign subsidiary upon translation of its financials into U.S. dollars was insignificant. Further, we do not enter into financial instruments for trading purposes.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Telos Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Telos Corporation (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Revenue Recognition – Estimated Costs to Complete Long-term Contracts
As discussed in Note 3 to the consolidated financial statements, a portion of the Company’s revenues of $145.4 million for the year ended December 31, 2023 were generated from long-term contracts. For the Company’s long-term contracts, due to the transfer of control over time, revenue is recognized based on progress towards completion of the performance obligation. Management generally uses the cost-to-cost measure of progress on a proportional performance basis for its long-term contracts because management believes that measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which includes both the actual costs already incurred and the estimated costs to complete. Revenues are recorded proportionately as costs are incurred. Due to the nature of the work required to be performed on certain of the performance obligations, management’s estimation of costs at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs, and the complexity of the work to be performed.
The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs to complete long-term contracts is a critical audit matter are (i) the significant judgment by management when estimating costs at completion and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to labor and subcontractor costs and materials and other direct costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated contract revenue and costs. These procedures included, among others, (i) testing management’s process for estimating costs at completion for a sample of contracts (ii) evaluating the appropriateness of the cost-to-cost measure of progress, (iii) testing the completeness and accuracy of data used by management, and (iv) evaluating the reasonableness of management’s significant assumptions related to labor and subcontractor costs and materials and other direct costs. Evaluating management’s significant assumptions involved assessing whether the assumptions were reasonable by (i) performing a comparison of the originally estimated and actual costs incurred on a sample of similar completed contracts; (ii) assessing the reasonableness of estimated costs to complete on a sample of in-process contracts, including the timing of costs incurred and the related impacts on revenue; and (iii) performing retrospective reviews of a sample of contracts to understand and corroborate management’s estimation process and budget-to-actual variances, if any.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
March 15, 2024
We have served as the Company's auditor since 2022.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

	(in thousands, except per share amounts)
Revenue – services	$135,175	$192,742
Revenue – products	10,203	24,145
Total revenue	145,378	216,887
Cost of sales – services (excluding depreciation and amortization)	83,159	120,541
Cost of sales – products (excluding depreciation and amortization)	5,733	16,510
Depreciation and amortization	3,544	793
Total cost of sales	92,436	137,844
Gross profit	52,942	79,043
Selling, general and administrative expenses:
Sales and marketing	7,122	16,582
Research and development	12,247	16,918
General and administrative	73,888	99,393
Total selling, general and administrative expenses	93,257	132,893
Operating loss	(40,315)	(53,850)
Other income	6,715	1,350
Interest expense	(786)	(874)
Loss before income taxes	(34,386)	(53,374)
Provision for income taxes	(36)	(54)
Net loss	$(34,422)	$(53,428)

Net loss per share:
Basic	$(0.50)	$(0.79)
Diluted	$(0.50)	$(0.79)

Weighted-average share outstanding:
Basic	69,256	67,559
Diluted	69,256	67,559
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2023	2022

	(in thousands)
Net loss	$(34,422)	$(53,428)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5)	(28)
Comprehensive loss	$(34,427)	$(53,456)
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2023
	2023	2022

	(in thousands, except per share and share data)
Assets:
Cash and cash equivalents	$99,260	$119,305
Accounts receivable, net	30,424	40,069
Inventories, net	1,420	2,877
Prepaid expenses	7,520	4,819
Other current assets	1,367	893
Total current assets	139,991	167,963
Property and equipment, net	3,457	4,787
Finance lease right-of-use assets, net	6,612	7,832
Operating lease right-of-use assets	216	341
Goodwill	17,922	17,922
Intangible assets, net	39,616	37,415
Other assets	885	1,137
Total assets	$208,699	$237,397
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other accrued liabilities	$13,750	$22,551
Accrued compensation and benefits	14,569	8,388
Contract liabilities	6,728	6,444
Finance lease obligations – current portion	1,730	1,592
Operating lease obligations – current portion	97	361
Other financing obligations – current portion	—	1,247
Other current liabilities	2,324	4,919
Total current liabilities	39,198	45,502
Finance lease obligations – non-current portion	9,518	11,248
Operating lease obligations – non-current portion	123	27
Other financing obligations – non-current portion	—	7,211
Deferred income taxes	813	758
Other liabilities	44	297
Total liabilities	49,696	65,043
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 70,239,890 shares and 67,431,632 shares issued and outstanding as of December 31, 2023 and 2022, respectively	109	106
Additional paid-in capital	433,781	412,708
Accumulated other comprehensive loss	(60)	(55)
Accumulated deficit	(274,827)	(240,405)
Total stockholders' equity	159,003	172,354
Total liabilities and stockholders' equity	$208,699	$237,397
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022

	(in thousands)
Cash flows from operating activities:
Net loss	$(34,422)	$(53,428)
Adjustments to reconcile net loss to cash flows from operations:
Stock-based compensation	24,396	64,660
Depreciation and amortization	9,429	5,890
Provision for doubtful accounts	152	99
Deferred income tax provision	55	35
Loss on disposal of fixed assets	2	4
Accretion of discount on acquisition holdback	2	48
Amortization of debt issuance costs	69	—
Gain on early extinguishment of other financing obligations	(1,427)	—
Changes in other operating assets and liabilities:
Accounts receivable	9,493	19,675
Inventories	1,457	(1,630)
Intangible assets – software held for resale	—	(7,120)
Prepaid expenses, other current assets and other assets	(3,058)	(1,249)
Accounts payable and other accrued payables	(8,817)	(12,322)
Accrued compensation and benefits	6,602	(317)
Contract liabilities	283	63
Other current liabilities and other liabilities	(2,629)	2,100
Net cash provided by operating activities	1,587	16,508
Cash flows from investing activities:
Capitalized software development costs	(14,552)	(12,708)
Purchases of property and equipment	(926)	(1,009)
Net cash used in investing activities	(15,478)	(13,717)
Cash flows from financing activities:
Payments under finance lease obligations	(1,592)	(1,461)
Repurchase of common stock	(139)	(11,145)
Payment of tax withholding related to net share settlement of equity awards	(3,742)	(5,671)
Payments for debt issuance costs	(114)	(95)
Payments of DFT holdback amount	(564)	—
Proceeds from other financing obligations	—	9,092
Payments of other financing obligations	—	(635)
Net cash used in financing activities	(6,151)	(9,915)
Net change in cash, cash equivalents, and restricted cash	(20,042)	(7,124)
Cash, cash equivalents and restricted cash, beginning of period	119,438	126,562
Cash, cash equivalents and restricted cash, end of period	$99,396	$119,438
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid–in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

	(in thousands)
Balance December 31, 2021	66,767	$105	$367,153	$(27)	$(186,977)	$180,254
Net loss		—	—	—	(53,428)	(53,428)
Foreign currency translation loss	—	—	—	(28)	—	(28)
Stock-based compensation	—	—	62,511	—	—	62,511
Restricted stock unit award vested, net of shares withheld to cover tax withholding	2,214	2	(5,673)	—	—	(5,671)
Repurchase of common stock	(1,550)	(1)	(11,283)	—	—	(11,284)
Balance December 31, 2022	67,431	106	412,708	(55)	(240,405)	172,354
Net loss	—	—	—	—	(34,422)	(34,422)
Foreign currency translation loss	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	22,874	—	—	22,874
Restricted stock unit award vested, net of shares withheld to cover tax withholding	2,032	2	(3,743)	—	—	(3,741)
Issuance of common stock for 401K match	777	1	1,942	—	—	1,943
Balance December 31, 2023	70,240	$109	$433,781	$(60)	$(274,827)	$159,003

See accompanying notes to consolidated financial statements.

TELOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Telos Corporation, together with its subsidiaries, (collectively, the "Company" or "Telos" or "We" or "Our"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding share capital of Xacta Corporation and ubIQuity.com, inc., (a holding company for Xacta Corporation), and 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID"), Teloworks, Inc. ("Teloworks") and Telos APAC Pte. Ltd.
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
Basis of Comparison
Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation. In the current period, we reclassified and presented depreciation and amortization separately from the cost of sales line items. The reclassification had no impact on the statement of operations.
Segment Reporting
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and assess performance. We operate our business in two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within business lines. We eliminate any inter-segment revenues and expenses upon consolidation. See Note 18 – Segment Information for further information.
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
Both billed and unbilled balances are recorded at their face amount less an allowance for credit losses over the contractual payment terms of the receivable. Collectability of these amounts are periodically reviewed based upon management's knowledge and analysis of available information as of the balance sheet date, including any specific circumstances related to overdue balances, length of time that the receivable has been outstanding, historical bad debts and aging trends, and other general and contract specific factors. The allowance for credit losses is adjusted based on such evaluation. Accounts receivable balances are written off against the allowance when management deems the balances uncollectible.
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
Inventories are substantially comprised of finished goods purchased for customers, such as off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is recorded over the assets' estimated useful lives using the straight-line method, which is three to five years for furniture and equipment. Leasehold improvements are amortized over the shorter of their useful life or the remaining terms of the lease.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2023 and 2022, such amounts are negligible.
Repairs and maintenance costs are expensed as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.
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
Leased property meeting certain criteria is capitalized at the present value of the related minimum lease payments. Amortization of a finance lease ROU asset is computed using the straight-line method over the lesser of the lease term or the useful life of the related asset.
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
The related lease payments on short-term lease arrangements (leases of one year or less) are recognized as expense on a straight-line basis over the lease term.
ROU assets are assessed for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and the carrying amount of the assets exceeds its estimated fair value.
Software Development Costs
We account for development costs of software in accordance with ASC Topic 985-20 ("ASC 985-20"), "Software – Costs of Software to be Sold, Leased, or Marketed" and ASC Topic 350-40 ("ASC 350-40") "Internal Use Software", depending on the intended use of the software being developed. Under ASC 985-20, all costs of developing software prior to establishing its technological feasibility are research and development costs and are expensed as incurred. Once technological feasibility has been established, subsequent costs should be capitalized until the software begins to be marketed or is released to customers after which the capitalized costs should be amortized and reviewed for impairment. Under ASC 350-40, we capitalize certain software development costs when the preliminary project stage is completed and the software has entered the application development stage. Once substantial testing is complete and the software is ready to be used, capitalization of costs ceases.
Capitalized software development costs are amortized on a straight-line basis over the estimated economic life of the application, ranging from two to five years, beginning when the asset is ready for its intended use.
ASC 350-40 also requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. In accordance with ASC 350-40, (i) capitalized implementation costs are classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement, (ii) amortization of capitalized implementation costs is presented in the same income statement line item as the service fees for the related hosting arrangement, and (iii) cash flows related to capitalized implementation costs are presented within the same category of cash flow activity as the cash flow for the related hosting arrangements (i.e. operating activity). As of December 31, 2023 and 2022, the net carrying value of the capitalized implementation costs related to hosting arrangements that were incurred during the application development stage aggregated to $0.2 million and $0.3 million, respectively. These costs are related primarily to the implementation of a new enterprise resource planning system. The Company begins amortizing the capitalized implementation costs after all substantial testing is complete and ready for its intended use, and amortized over the expected term of the arrangement on a straight-line basis.
Software costs classified as held for resale are stated at the lower of cost or net realizable value. Software held for resale is amortized into cost of sales on the consolidated statements of operations. The Company reported the software held for resale as part of the Intangible Assets on the consolidated balance sheets.

Goodwill and Intangible Assets
Goodwill is recorded for the difference between the aggregate consideration paid for an acquisition and the fair value of net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for potential impairment. We evaluate the impairment of goodwill in accordance with ASC 350, which requires goodwill to be assessed on at least an annual basis, as of December 31 each year, for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, (2) a loss of key contracts or customers, or (3) negative operating performance indicators. The Company performs its goodwill impairment test at the reporting unit level.
We may elect to utilize a qualitative assessment to evaluate whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying value. If an impairment indicator exists based on the qualitative assessment, we perform the quantitative goodwill impairment test. When performing a quantitative impairment test, we calculate the estimated fair value of the reporting unit and compare the results with its respective carrying value, including goodwill. If the estimated fair value is determined to be less than the carrying value, we recognize an impairment loss equal to the difference between the reporting unit's fair value and the reporting unit's carrying value, up to the amount of goodwill associated with the reporting unit.
The evaluation is based on the estimation of the fair values at the reporting unit level in comparison to the reporting unit's net asset carrying values. The Company uses industry accepted valuation models and set criteria that are reviewed and approved by management. The methodology used to assess impairment is a combination of the income approach (i.e. discounted cash flow ("DCF") method) and the market approach (i.e. Comparable Public Company ("CPC") method) to determine the fair value.
In the application of the income approach, the estimated fair value of the reporting unit is determined using a DCF analysis, which requires management's judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate commensurate with the risk inherent in each of our reporting unit's current business model. We utilize the weighted average cost of capital ("WACC") as derived by certain assumptions specific to our facts and circumstances as the discount rate.
In the application of the market approach, the CPC method uses value multiples or ratio to the reporting accounting data (such as revenue) in measuring the market's perception of the reporting unit's enterprise value. Value multiples or ratio reflect the trends in growth and performance, and the comparable public companies provide a reasonable basis for comparison to the relative investment characteristic of the business being valued. The Company analyzes the relationship between the comparable companies' performance and applies a control premium based on the multiples of comparable companies. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value in consideration of benefits that flow from control of the entity.
The results of the income and market approaches are weighted to determine the estimated fair value of the reporting unit. The weighting is judgmental and is based on the perceived level of appropriateness of the valuation methodology. Estimating the fair value involves the use of assumptions and significant judgments that are based on a number of factors including actual operating results. A relatively small change in the underlying assumptions may cause a change in the results of the impairment assessment in future periods and as such, could result in goodwill impairment.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property and equipment, for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. If such evaluation indicates that the carrying amount of the asset exceeds its estimated future undiscounted cash flows or its estimated fair value, an impairment loss is recognized to reduce the asset's carrying amount to its estimated fair value. Considerable management judgment is necessary to estimate its fair value. Accordingly, actual results could differ from such estimates. No events have been identified that caused an evaluation of the recoverability of long-lived assets.

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
As of December 31, 2023 and 2022, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.
For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.
Research and Development
Research and development expenses consist primarily of employee-related expenses (such as salaries, taxes, benefits and stock-based compensation), allocated overhead costs and outside services costs related to the development and improvement of the Company's software. Research and development costs are generally expensed as incurred, except for costs incurred in connection with the development of software that qualify for the capitalization as described in our software development costs policy. Amortization of capitalized software development costs, not charged under cost of sales, are also reported as part of research and development expenses.
Advertising Costs
Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense was $0.8 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.
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
The restricted stock units granted are time-based ("Service-Based RSU" or "RSU") and performance-based ("Performance-Based RSU" or "PSU"). The Company issues new shares of common stock upon vesting of the restricted stock units under this plan.
•Service-Based RSUs granted to eligible employees as an incentive generally vest in installments over a period of up to three years from the date of grant. The grant date fair value per share is equal to the closing stock price on the date of grant.
•Performance-Based RSUs vest upon the achievement of a defined performance target during a defined performance period from the date of grant. The fair value per share of these Performance-Based RSUs is equal to the closing stock price on the date of the grant or the fair value of the award on the grant date as determined through an independent valuation for Performance-Based RSUs with market conditions. Performance-Based RSUs vest upon the achievement of certain price targets or market conditions for the Company's common stock anytime or certain operational milestones over a three-year period from the date of grant. In order to reflect the substantive characteristics of these market condition awards, the Company employs a Monte Carlo simulation valuation model to calculate the grant date fair value and corresponding requisite service period of the award. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such awards based on a large number of possible stock price path scenarios.
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
We recognize these stock-based payment transactions when services from the employees, directors and other eligible service providers are received and recognize a corresponding increase in additional paid-in capital in our consolidated balance sheets. The measurement objective for these equity awards is the estimated fair value at the date of grant of the equity instruments that we are obligated to issue when employees, directors and other eligible service providers have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments.
The stock-based compensation expense for an award is recognized ratably over the requisite service period, which is generally the vesting period during which an employee is required to provide service in exchange for an award. Stock-based compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not or are no longer considered probable, no compensation expense for these awards is recognized, and any previously recognized expense is reversed. If the performance condition is achieved prior to the completion of the requisite service period, any unrecognized compensation expense will be recognized in the period the performance condition is achieved. Compensation expense for awards with market conditions is recognized over the derived service period, or sooner, if the market condition is achieved. Previously recognized expense for awards with market conditions will never be reversed subsequent to completion of the derived service period even if the market conditions are never achieved. We recognize forfeitures of stock-based compensation awards as they occur. Stock-based compensation expense is recognized as part of the cost of sales and selling, general and administrative expenses in our consolidated statements of operations. The stock-based payment transactions are recognized in accordance with ASC 718, "Compensation - Stock Compensation" and ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting."

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
In the fourth quarter of 2022, the Company committed to a restructuring plan to streamline its workforce and spending to better align its cost structure with its volume of business. The restructuring plan reduced the Company's workforce, with a majority of the affected employees separating from the business in early 2023. In connection with this restructuring plan, the Company incurred restructuring-related costs, including employees' severance and related benefit costs. Employee severance and related benefit costs include cash payments, outplacement services and continuing health insurance coverage. Severance costs pursuant to ongoing-benefit arrangements are recognized when probable and reasonably estimated. Other related costs include external consulting and advisory fees related to implementing the restructuring plan. These costs are recognized at fair value in the period in which the costs are incurred.
In fiscal year 2022, the Company estimated that the expected restructuring expenses were $2.8 million. In fiscal year 2023, the Company updated its total expected restructuring plan costs to $3.9 million, based on the Company's review of the restructuring plan for the remainder of the fiscal year. The restructuring expenses are recorded under "Selling, general and administrative expenses" on the Consolidated Statements of Operations.
At each reporting date, the Company evaluates its restructuring expense accrual to determine if the liabilities reported are still appropriate. Any changes in the estimated costs of executing the approved restructuring plan are reflected in the Company's Consolidated Statements of Operations.

Table 1: Summary of Changes in Restructuring Expenses Accrual
	Severance and related benefit costs (1)	Other related costs	Total

	(in thousands)
Balance at December 31, 2022	$2,763	$—	$2,763
(Adjustments)/charges	(168)	1,300	1,132
Cash payments	(2,195)	(1,300)	(3,495)
Balance at December 31, 2023	$400	$—	$400
(1) Restructuring-related liabilities are reported as part of "Other current liabilities" in the Company's unaudited consolidated balance sheets, see Note 9 - Other Balance Sheet Components for further details.
Recently Accounting Pronouncements - Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Entities should apply the amendments prospectively to business combinations that occur after the effective date. This standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. This ASU is applied prospectively to business combinations occurring on or after the effective date of the amendment. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which requires a company that uses a supplier finance program in connection with the purchase of goods or services to disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. This standard is effective for reporting periods beginning December 15, 2022, with early adoption permitted. The adoption of this ASU does not have a material impact on our consolidated financial position, results of operations, and cash flows.
Recent Accounting Pronouncements - Not Yet Adopted
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
In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)". This update requires (1) to disclose and present income or loss related to common stock transactions on the face of the income statement, (2) to modify the existing classification and measurement of redeemable preferred shares and redeemable equity-classified shares, and (3) modify accounting treatment for stock-based compensation. The FASB has not set an effective date on this ASU and adoption is permitted. We are currently evaluating the impact of the ASU on our consolidated financial statement disclosures.
In August 2023, the FASB issued ASU No. 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement," which requires that a joint venture apply a new basis of accounting upon formation and would initially measure its assets and liabilities at fair value. Joint ventures should apply the amendments prospectively with the formation date on or after January 1, 2025, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our consolidated financial position, results of operations, and cash flows.
In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiatives," which modify the disclosure or presentation requirements of a variety of Topics in the Codification, certain of the amendment represent clarifications to or technical corrections of the current requirements. The effective dates for each amendment will be the date on which the SEC's removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities within the scope of the affected Codification subtopics, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our consolidated financial position, results of operations, and cash flows.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure," which requires improvement on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for fiscal year beginning after December 15, 2023 and interim periods within fiscal year beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of the adoption of this ASU on our consolidated financial position, results of operations, and cash flows.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosure," which requires public entities, on an annual basis, (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/(loss) by the applicable statutory income tax rate). This ASU will be effective, for public entities, for fiscal year beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of the adoption of this ASU on our consolidated financial position, results of operations, and cash flows.
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
The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 84% and 89% of our revenue for the years ended December 31, 2023 and 2022, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration.
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
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the transferred product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 16% and 11% of our revenue for the years ended December 31, 2023 and 2022, respectively.
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
Our contracts may include various types of variable consideration, such as claims (for instance, indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular Defense Contract Audit Agency audits of incurred cost submissions. This resulted in signed final rate agreement letters through fiscal year 2022. We evaluated the resulting changes to revenue under the applicable cost-plus fixed fee contracts, as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we adjusted our revenue by $(0.1) million during the year ended December 31, 2023. No revenue adjustment was recorded during fiscal year ended December 31, 2022.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. We recorded an immaterial contract loss during the year ended December 31, 2023. No contract loss was recorded during the year ended December 31, 2022.
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

Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 18 – Segment Information, we disaggregate our revenue by customer and contract types. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially most of our revenues are generated from U.S. customers, while international customers are de minimis, as such the financial information by geographic location is not presented.

Table 3.1: Revenue by Customer Type
	For the Year Ended December 31,
	2023		2022
	Amount	%	Amount	%

	(dollars in thousands)
Federal government	$131,143	90%	$205,538	95%
State & local government, and commercial	14,235	10%	11,349	5%
Total revenue	$145,378		$216,887

Table 3.2: Revenue by Contract Type
	For the Year Ended December 31,
	2023		2022
	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$114,188	79%	$179,803	83%
Time-and-materials	13,535	9%	12,963	6%
Cost plus fixed-fee	17,655	12%	24,121	11%
Total revenue	$145,378		$216,887

Table 3.3: Revenue Concentrations Greater than 10% of Total Revenue
	For the Year Ended December 31,
	2023	2022
U.S. Department of Defense ("DoD")	64%	74%

Table 3.4: Contract Balances
		As of December 31,
	Balance Sheet Presentation	2023	2022

		(in thousands)
Billed account receivables (1)	Accounts receivable, net	$17,818	$13,521
Unbilled account receivables	Accounts receivable, net	8,022	11,657
Contract assets	Accounts receivable, net	4,584	14,891
Contract liabilities - current	Contract liabilities	6,728	6,444
(1) Net of allowance for credit losses
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. For the years ended December 31, 2023 and 2022, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $5.4 million and $5.2 million, respectively.
As of December 31, 2023, we had approximately $52.1 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 90% of our remaining performance obligations as revenue in 2024, and approximately 3% by 2025, with the remainder recognized thereafter.

4. ACCOUNTS RECEIVABLE, NET

Table 4.1: Details of Accounts Receivable, Net
	As of December 31,
	2023	2022

	(in thousands)
Billed accounts receivables	$18,101	$13,655
Unbilled accounts receivable	8,022	11,657
Contract assets	4,584	14,891
Allowance for credit losses	(283)	(134)
Accounts receivable, net	$30,424	$40,069
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 91% of our billed and unbilled accounts receivable, as of December 31, 2023, were directly with U.S. government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses.

Table 4.2: Allowance for Credit Losses Activities
	Balance Beginning of Year	Bad Debt Expenses (1)	Write-Offs / Recoveries (2)	Balance End of Year

	(in thousands)
For the Year Ended December 31, 2023	$134	$152	$(3)	$283
For the Year Ended December 31, 2022	116	99	(81)	134

(1) Accounts receivable reserves and reversals of allowance for subsequent collection, net
(2) Accounts receivable written-off and subsequent recoveries, net
On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company could sell certain accounts receivable (balance not to exceed $10.0 million) to a third party, or the "Factor", without recourse to the Company, with an availability period through June 30, 2022, and from year to year thereafter unless terminated in writing by the parties. There were no accounts receivable sold during 2023 and 2022, respectively. As of December 31, 2023 and 2022, there were no outstanding sold accounts receivable.
5. INVENTORIES, NET

Table 5.1: Details of Inventories, Net
	As of December 31,
	2023	2022

	(in thousands)
Gross inventory	$2,179	$3,642
Allowance for inventory obsolescence	(759)	(765)
Inventories, net	$1,420	$2,877
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$16,213	$(13,363)	$2,850	$16,033	$(11,900)	$4,133
Leasehold improvement	3,211	(2,604)	607	$3,145	(2,491)	654
Total	$19,424	$(15,967)	$3,457	$19,178	$(14,391)	$4,787

Table 6.2: Depreciation and Amortization Expense
	For the year ended December 31,
	2023	2022

	(in thousands)
Depreciation and amortization	$2,230	$2,367
7. GOODWILL
As discussed in Note 2 – Significant Accounting Policies, we reported two operating and reportable segments: Security Solutions and Secure Networks. The two operating and reportable segments represent the reporting units for purposes of testing goodwill.
The goodwill balance was $17.9 million as of December 31, 2023 and 2022, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment.
The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows.
For fiscal year 2023, we performed a qualitative assessment on our reporting units and identified that it is "more-likely-than-not" that the estimated fair value of our Security Solutions reporting unit exceeded its carrying value. In contrast, based on the initial qualitative assessment of our Secure Networks reporting unit, we determined that it is not "more-likely-than-not" that the fair value of this reporting unit exceeds its carrying value, therefore we performed a quantitative impairment test. Based on the quantitative assessment on our Secure Networks reporting unit as of December 31, 2023, the estimated fair value exceeded its carrying value.
Based on the results of our annual impairment test of goodwill performed, the estimated fair value of our respective reporting units exceeded their respective carrying value, and no impairment charges were taken during the years ended December 31, 2023 and 2022.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
	Estimated useful life	As of December 31, 2023			As of December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

		(in thousands)
Acquired technology	8 years	$3,630	$(1,097)	$2,533	$3,630	$(643)	$2,987
Customer relationships	3 years	40	(32)	8	40	(19)	21
Software development costs	2 - 5 years	35,312	(12,256)	23,056	26,956	(7,793)	19,163
Subtotal		38,982	(13,385)	25,597	30,626	(8,455)	22,171
In-process software development costs (1) (2)		14,019	—	14,019	8,124	—	8,124
Software held for resale (3)		—	—	—	7,120	—	7,120
Total		$53,001	$(13,385)	$39,616	$45,870	$(8,455)	$37,415

(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of balance sheet date, thus not yet amortized.
(2) An impairment charge of $0.5 million was recorded against software development costs in fiscal year 2023 related to the write-off of certain software projects.
(3) This amount is net of $0.7 million charged into cost of sales in fiscal year 2022.
In 2023, as a result of the impairment assessment, the Company identified conditions demonstrating impairment of certain software development costs and an impairment charge of $0.5 million was recorded under "Research and Development" expenses in the Company's consolidated statements of operations. No similar impairment charge was recorded on software development costs during the fiscal year ended December 31, 2022.
The Company did not recognize any impairment charges on other intangible assets for the periods presented.

Table 8.2: Amortization Expense
	For the year ended December 31,
	2023	2022

	(in thousands)
Amortization expense related to:
Software development costs - cost of sales (1)	$2,840	$—
Software development costs - research and development	1,623	1,362
Other intangible assets - general and administrative	467	401
Total	$4,930	$1,763
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed are charged under cost of sales on the Consolidated Statements of Operations.

Table 8.3: Estimated Future Amortization Expense of Intangible Assets, Net
As of December 31, 2023
(in thousands)
Year Ending December 31, 2024	$8,037
Year Ending December 31, 2025	7,270
Year Ending December 31, 2026	4,864
Year Ending December 31, 2027	3,520
Year Ending December 31, 2028	1,642
Thereafter	264
Total (1)	$25,597
(1) This does not include amortization of in-process software development costs, as estimation of the timing of future amortization expenses would be impractical.
Actual amortization expense in future periods could differ from these estimates as a result of impairments, future releases, future acquisitions, divestitures, and other factors.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Accounts Payable and Other Accrued Liabilities
	As of December 31,
	2023	2022

	(in thousands)
Accounts payable	$8,307	$12,606
Accrued payables	5,443	9,945
Accounts payable and other accrued liabilities	$13,750	$22,551

Table 9.2: Details of Other Current Liabilities
	As of December 31,
	2023	2022

	(in thousands)
Other accrued liabilities	1,427	1,530
Restructuring expenses accrual	400	2,763
Other	497	626
Other current liabilities	$2,324	$4,919

10. DEBT AND OTHER OBLIGATIONS
Revolving Credit Facility
On December 30, 2022 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement"), by and among the Company, as borrower, Xacta Corporation, ubIQuity.com,inc, Teloworks, Inc., and Telos Identity Management Solutions, LLC, as guarantors, the lenders party thereto (the "Lenders"), and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement provides for a $30.0 million senior secured revolving credit facility with a maturity date of December 30, 2025, with the option of issuing letters of credit thereunder with a sub-limit of $5.0 million, and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity (the "Loan"). The Loan is subject to acceleration in the event of customary events of default. The Company has not drawn any amount under the Loan.
Borrowings under the Credit Agreement will accrue interest, at our option, at one of three variable rates, plus a specified margin. We can elect to borrow at (i) the Alternative Base Rate, plus 0.9%; (ii) Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR"), plus 1.9%; and (iii) Adjusted Term SOFR, plus 1.9%, as such capitalized terms are defined and calculated in the Credit Agreement. The Company may elect to convert borrowings from one type of borrowing to another type per the terms of the Credit Agreement. After the occurrence and during the continuance of any event of default, the interest rate may increase by an additional 2.0%. We are obligated to pay accrued interest (i) with respect to amounts accruing interest based on the Alternative Base Rate, each calendar quarter and on the maturity date, (ii) with respect to amounts accruing interest based on Adjusted Daily Simple SOFR, on each one month anniversary of the borrowing and on the maturity date, and (iii) with respect to amounts accruing interest based on Adjusted Term SOFR, at the end of the period specified per the Credit Agreement and on the maturity date. Upon five, three, or one days' prior notice, as applicable, we may prepay any portion or the entire amount of the Loan. We paid and could pay costs and customary fees, including a closing fee, commitment fees and letter of credit participation fee, if any, payable to the Agent and Lenders, as applicable, in connection with the Loan.
The Loan under the Credit Agreement is collateralized by substantially all of the Company's assets, including the Company's pledge of its domestic and material foreign subsidiary equity interests.
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of December 31, 2023.
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

Concurrently, the Company transferred all the rights, title and interest in the underlying licenses in exchange for the extinguishment of the outstanding financing obligations. The Company evaluated the transfer of the underlying licenses as consideration paid for the outstanding financing obligations under ASC 470-10, Debt, and the provisions of the MPA, and concluded that the transaction resulted in an extinguishment of debt. The Company recorded the difference between the carrying value of the Company's debt instrument and the underlying licenses as a gain on early extinguishment of other financing obligations. The Company reported a gain of $1.4 million, which was recorded as "Other income" in the Consolidated Statements of Operations during the year ended December 31, 2023. No gain was reported for the fiscal year ended December 31, 2022.
11. STOCKHOLDERS' EQUITY
Capital Stock
Our authorized capital stock consists of 250,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share.
As of December 31, 2023 and 2022, there were 70,239,890 and 67,431,632 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding on either date.
Shares Repurchases
On May 24, 2022, the Company announced that the Board of Directors approved a new share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of December 31, 2023, there was $38.7 million of the remaining authorization for future common stock repurchases under the SRP.

Table 11.1: Share Repurchase Program Activity
	For the Year Ended December 31,
	2023	2022

	(in thousands, except per share and share data)
Amounts paid for shares repurchased (1) (2)	$—	$11,284
Number of shares repurchased	—	1,550,162
Average per share price paid (1)	$—	$7.28

(1) Includes commission paid for repurchases on the open market.
(2) Includes $0.1 million of unpaid common stock repurchased paid in fiscal year 2023.
Accumulated Other Comprehensive Loss

Table 11.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Actuarial gain on pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2021	$(134)	$107	$(27)
Other comprehensive loss before reclassification	(28)	—	(28)
Balance as of December 31, 2022	(162)	107	(55)
Other comprehensive loss before reclassification	(5)	—	(5)
Balance as of December 31, 2023	$(167)	$107	$(60)
12. STOCK-BASED COMPENSATION
In October 2020, the Company amended the 2016 LTIP to increase the total number of shares available for issuance from 4,500,000 to 9,400,000 (equivalent to 7,459,913 shares after the stock split in November 2020) and extended the term to September 30, 2030. On May 8, 2023, the Company further amended the 2016 LTIP with an additional 6,000,000 shares available for issuance, increasing the total number of shares available to 13,459,913. As of December 31, 2023, approximately 4.8 million shares of our common stock were reserved for future grants under the 2016 LTIP, as amended.
The Company records stock-based compensation related to accrued compensation in which it intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash, as it has the right to dictate the form of these payments up until the date they are paid.

Stock-based compensation expense recognized for restricted stock units and stock options granted to employees and non-employees is included in the Consolidated Statements of Operations. In addition, stock-based compensation expense includes an immaterial increase of $1.3 million for the year ended December 31, 2022, to correct a prior period error. There were no income tax benefits recognized on the stock-based compensation expense for these periods.

Table 12.1: Details of Stock-based Compensation Expense
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Cost of sales - services	$900	$3,497
Sales and marketing	188	4,668
Research and development	1,989	3,806
General and administrative (1)	21,319	52,689
Total	$24,396	$64,660
(1) Stock-based compensation expense related to stock options was $0.3 million for the year ended December 31, 2023. There was no similar stock-based compensation expense on stock options in fiscal year 2022.
Restricted Stock

Table 12.2: Restricted Stock Unit Activity
	Service-Based RSU	Performance-Based RSU	Total	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2022	3,570,082	336,785	3,906,867	$19.53
Granted	1,888,689	—	1,888,689	2.17
Vested	(2,910,645)	—	(2,910,645)	19.04
Forfeited	(415,513)	(292,985)	(708,498)	19.11
Unvested outstanding units as of December 31, 2023	2,132,613	43,800	2,176,413	$5.07
Our key assumptions used to calculate the grant date fair value of the PSU awards include a performance period ranging from 2.45 to 2.92 years, expected volatility between 57.4% - 58.8%, and a risk-free rate of 0.18% - 0.29%. The fair value at the grant date and derived service periods calculated for these market condition PSUs were $19.12 - $30.84 and between 0.38 - 0.76 years, respectively.
As of December 31, 2023, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $7.9 million. There was $3.5 million of total compensation costs related to stock-based awards not yet recognized as of December 31, 2023, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.5 years.
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

Table 12.3: Stock Options Fair Value and Weighted-Average Assumptions
	For the Year Ended December 31,
	2023	2022
Weighted-average fair value of underlying stock options	$1.06	$—
Expected term (in years)	5.5 - 10	0
Risk-free interest rate	3.5%	—%
Expected volatility	30.7% - 35.1%	—%
Expected dividend yield	—%	—%

Table 12.4: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2022	—	$—	0.0	$—
Granted	400,000	1.80
Exercised	—	—
Forfeited, cancelled, or expired	—	—
Outstanding option balance as of December 31, 2023	400,000	$1.80	9.4	$740,000
Exercisable stock option as of December 31, 2023	—	$—	0.0	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of December 31, 2023.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the next annual stockholders meeting is expected to occur at the same approximate time each year.
As of December 31, 2023, there were approximately $0.1 million of unrecognized compensation costs related to non-vested stock options.
13. LEASES
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

Table 13.1: Details of Lease Costs
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Operating lease cost	$541	$550
Short-term lease cost (1)	55	49
Finance lease cost
Amortization of finance lease assets	1,221	1,221
Interest on finance lease liabilities	611	688
Total finance lease cost	1,832	1,909
Total lease costs	$2,428	$2,508
(1) Leases that have terms of 12 months or less.

Table 13.2: Future Minimum Lease Payments
	Operating Leases	Finance Leases

	(in thousands)
Year Ending December 31, 2024	$105	$2,258
Year Ending December 31, 2025	37	2,314
Year Ending December 31, 2026	37	2,371
Year Ending December 31, 2027	37	2,431
Year Ending December 31, 2028	25	2,492
Thereafter	—	1,049
Total minimum lease payments	241	12,915
Less: Imputed interest	(21)	(1,667)
Total lease obligations	220	11,248
Less: Current portion of lease obligations	(97)	(1,730)
Long-term lease obligations	$123	$9,518

Table 13.3: Weighted-Average Remaining Lease Terms and Discount Rates
	For the Year Ended December 31,
	2023	2022
Weighted average remaining lease term (in years):
Finance leases	5.3 years	6.3 years
Operating leases	3.4 years	1.0 year
Weighted average discount rate:
Finance leases	5.04%	5.04%
Operating leases	5.75%	5.75%

Table 13.4: Supplemental Cash Flow Information Related to Leases
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$585	$603
Operating cash flows related to finance leases	611	688
Financing cash flows related to finance leases	1,592	1,461
14. EMPLOYEE BENEFIT PLAN
Telos sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. As of December 31, 2023, the Plan held 1,434,464 shares of Telos common stock. Prior to March 2022, we matched one-half of employee contribution to the Plan up to a maximum of 2% of such employee's eligible annual base salary. In March 2022, we increased the maximum employer match up to 4% of the employee's eligible annual base salary. Participant contributions are always fully vested immediately at the time of contribution. Telos' contributions vest at the rate of 20% each year, with full vesting occurring after completion of five years of service. Effective September 1, 2023, we changed our Telos-contributed matching funds to a two-year vesting schedule: 20% vesting after one year of service, and fully vesting after the completion of two years of service.
Telos intends to fund the employer matching contribution in Telos stock, but will have the discretion to fund the match in cash or a combination of stock and cash. The Telos employer matching contribution is funded in the first quarter of the subsequent year.
Our total contributions to the Plan for 2023 and 2022 were $2.1 million and $2.2 million, respectively.

15. INCOME TAXES

Table 15.1: Components of Provision for/(Benefit from) Income Taxes
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Current provision
Federal	$—	$—
State	(19)	19
Total current	(19)	19
Deferred tax expense
Federal	32	37
State	23	(2)
Total deferred	55	35
Provision for income taxes	$36	$54

Table 15.2: Reconciliation of Statutory Tax Rate to Actual Tax Rate
	For the Year Ended December 31,
	2023	2022
Computed expected income tax provision	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.6	3.6
Change in valuation allowance for deferred tax assets	7.5	(3.7)
Cumulative deferred adjustments	—	(0.9)
Provision to return adjustments	(0.1)	0.1
Other permanent differences	(0.2)	(0.1)
Stock-based compensation	(41.2)	(20.6)
Section 162(m) limitation - covered employees	9.5	(2.0)
Uncertain tax positions	0.5	(0.5)
R&D credit	(0.7)	3.0
Effective tax rate	(0.1%)	(0.1%)

Table 15.3: Components of Deferred Tax Assets and Liabilities
	As of December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$70	$33
Allowance for inventory obsolescence and amortization	203	210
Accrued liabilities not currently deductible	1,133	1,151
Stock-based compensation	1,352	7,943
Accrued compensation	2,457	915
Lease liabilities	2,906	3,349
Goodwill	30,947	34,009
Capitalized research and development costs	2,992	362
Net operating loss carryforwards - federal	8,402	6,034
Net operating loss carryforwards - state	1,522	1,155
R&D tax credit	3,647	3,760
Amortization and depreciation	252	—
Total gross deferred tax assets	55,883	58,921
Less valuation allowance	(54,999)	(57,559)
Total deferred tax assets, net of valuation allowance	884	1,362
Deferred tax liabilities:
Right-of-use assets	(1,697)	(2,034)
Amortization and depreciation	—	(86)
Total deferred tax liabilities	(1,697)	(2,120)
Net deferred tax liabilities	$(813)	$(758)

Table 15.4: Valuation Allowance Activity
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Balance at beginning of year	$57,559	$55,588
(Reductions)/additions	(2,560)	1,971
Balance at end of year	$54,999	$57,559
We establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. Based on available evidence, we have determined that a full valuation allowance is required as of December 31, 2023 and 2022. As a result of a full valuation allowance against our deferred tax assets and liabilities, a deferred tax liability related to indefinite-lived goodwill remains on our consolidated balance sheets on December 31, 2023 and 2022.
On December 31, 2023, for federal income tax purposes, there was approximately a $40.0 million net operating loss available to be carried forward to offset future taxable income. Approximately $10.6 million of these net operating loss carryforwards expire in 2037, the remaining will be carried forward indefinitely. As of December 31, 2023, there was approximately $4.9 million of R&D credit carryover which begins to expire in 2033. Certain tax attributes of the Company, including net operating losses and credits, would be subject to a limitation should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended, occur. The limitations resulting from a change in ownership could affect the Company's ability to utilize its tax attributes. A study was completed in 2020 which confirmed that no limitation applies to the Company's tax attributes as of December 31, 2020. We believe that ownership activity since December 31, 2020 would not result in limitation sufficient to result in the expiration of unused attributes.

Under the provisions of ASC 740, we determined that there were approximately $1.2 million and $1.4 million of unrecognized tax benefits as of December 31, 2023 and 2022, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2023 and 2022 were $0.01 million and $0.10 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2023 and 2022 were $1.2 million and $1.3 million, respectively, of tax benefits that, if recognized, would not impact the effective tax rate due to the Company's valuation allowance. We report interest and penalties as a component of income tax expense. The Company had accrued interest and penalties related to the unrecognized tax benefits of $0.01 million and $0.10 million, which were recorded in other liabilities as of December 31, 2023 and 2022, respectively.
We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2013 to 2023, has not been extended beyond the applicable statute of limitations. As of December 31, 2023, the Company is not under examination by any federal tax jurisdiction, but is currently under examination by a state tax jurisdiction.

Table 15.5: Reconciliation of the Beginning and Ending Amounts of Unrecognized Tax Benefit
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Balance at beginning of year	$1,357	$1,056
Decrease in prior year tax positions	(169)	(5)
Increase related to current year tax positions	131	377
Decrease related to lapse of statutes	(91)	(71)
Balance at end of year	$1,228	$1,357
16. (LOSS)/EARNINGS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net (loss)/earnings per share because to do so would be anti-dilutive.

Table 16.1: Potentially Dilutive Securities
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Unvested restricted stock and restricted stock units	687	529
Total	687	529
As of December 31, 2023 and 2022, performance-based RSUs of 43,800 and 336,785, respectively, have been excluded in the calculation of the potentially dilutive securities above because issuance of such shares are contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period.
17. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of ours since 1996. In January 2023, he tendered his resignation as an employee effective February 7, 2023. The amounts paid to him as compensation for his remaining tenure in 2023 was $0.2 million, while the amount paid for the year ended December 31, 2022, was $1.3 million.
One of the Company's directors serves as a consultant to the Company. On January 1, 2023, the director and the Company amended the consulting agreement under which he provides services ("2023 consulting agreement"), extending his services through June 30, 2023. The Company, at its election, would pay the director's 2023 consultancy fees in a fixed amount, in the form of restricted stock units. Consequently, on January 3, 2023, the Company granted the director 16,859 RSUs, one-half of which vested on March 3, 2023, and the other half vested on May 18, 2023, as compensation for his consultancy services through June 30, 2023. In July 2023, the director and the Company amended the 2023 consulting agreement, extending his services through December 31, 2023. The amended 2023 consulting agreement stipulates a firm-fixed monthly retainer fee, plus additional fees and contingent bonus payments upon achievement of certain contract goals, payable in cash.
In February 2022, the director and the Company amended the consulting agreement to provide that the Company would pay the remainder of the director's consulting fees for 2022 in a fixed price amount in the form of restricted stock units. The Company granted the director 26,091 RSUs on February 1, 2022, which vested quarterly in four equal amounts through the end of the fiscal year 2022, subject to the director's continued performance under the consulting agreement.

The cash amount paid for his consultancy services were $0.09 million and $0.03 million for the years ended December 31, 2023, and 2022, respectively.
18. SEGMENT INFORMATION
As noted in Note 2 – Significant Accounting Policies, we conduct our operations through two operating segments: Security Solutions and Secure Networks.
•Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta, Telos Ghost, Telos Advanced Cyber Analytics ("Telos ACA"), Telos Automated Message Handling System ("AMHS") and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud and/or cybersecurity solutions during the period. The majority of the operating costs relate to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
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

Table 18.1: Results of Operations by Business Segment
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Revenues
Security Solutions	$77,416	$120,454
Secure Networks	67,962	96,433
Total revenue	145,378	216,887
Gross profit
Security Solutions	39,614	61,948
Secure Networks	13,328	17,095
Total gross profit	52,942	79,043
Selling, general and administrative expenses	93,257	132,893
Operating loss	(40,315)	(53,850)
Other income	6,715	1,350
Interest expense	(786)	(874)
Loss before income taxes	(34,386)	(53,374)
Provision for income taxes	(36)	(54)
Net loss	$(34,422)	$(53,428)
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

19. COMMITMENT AND CONTINGENCIES
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationship with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of such known matters will not have a material adverse effect on the Company's financial condition and results of operations.
Management does not believe that there are any litigation or claims that would have a material adverse effect on the business, or the consolidated financial statements of the Company as of December 31, 2023.
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
20. SUPPLEMENTAL CASH FLOW INFORMATION

Table 20.1: Details of Cash, Cash Equivalent, and Restricted Cash
	As of December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$99,260	$119,305
Restricted cash (1)	136	133
Cash, cash equivalents, and restricted cash	$99,396	$119,438
(1)Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is recorded under "Other assets" on the Consolidated Balance Sheets.

Table 20.2: Supplemental Cash Flow Information
	For the Year Ended December 31,
	2023	2022

	(in thousands)
Cash paid during the year for:
Interest	$693	$803
Income taxes	147	188
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$125	$511
Capital expenditure activity in accounts payable and other accrued liabilities	341	211
Issuance of common stock for 401K match	1,943	—
Intangible assets transferred to extinguish other financing obligations	7,089	—
Common stock repurchase under accounts payable and other accrued liabilities	—	139
Deferred financing costs in accounts payable and other accrued liabilities	—	114

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of December 31, 2023, and has concluded that our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited our consolidated financial statements and our internal control over financial reporting, and the firm’s report on our internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.
Although our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, because of inherent limitations, our management does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness in such assessment to future periods are subject to the risk that controls may be inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, management identified a material weakness as of that date. The material weakness identified as of December 31, 2022 was related to ineffective design and maintenance of controls over the assessment of the accounting for forfeiture of non-standard equity awards. In response to the material weakness, we implemented changes to our internal control over financial reporting, which consisted primarily of enhancement of existing processes and controls over the accounting for the forfeiture of non-standard equity awards. We have completed documentation of these corrective actions and, based on the evidence obtained in validating the design and operating effectiveness of the implemented control, we have concluded that the previously disclosed material weakness has been remediated as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and certain information to be included in the Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item regarding executive officers, directors and nominees for directors, including information with respect to our audit committee and audit committee financial expert, will be included under Election of Directors, Biographical Information Concerning the Company's Executive Officers, Corporate Governance, Independence of Directors, Board of Directors Nomination Process, Role in Risk Oversight, Meetings of the Board of Directors and Committees of the Board of Directors, as well as Audit Committee, Management Development and Compensation Committee, and Nominating and Corporate Governance Committee, in the Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement under Compensation of Executive Officers and Directors and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of December 31, 2023, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants, and rights, (b) the weighted average exercise price of outstanding options, warrants, and rights and (c) the number of securities remaining available for future issuance under our existing equity incentive plan. All shares under our existing equity incentive plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	2,176,413	$5.07	4,831,794
Equity compensation plans not approved by security holders	—	—	—
Total	2,176,413	$5.07	4,831,794
(1) Consists of the Company's 2016 Omnibus Long-Term Incentive Plan, as amended.
All other information required by this item is herein incorporated by reference to the Proxy Statement relating to the 2024 Annual Meeting of Stockholders.
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

			Incorporated by Reference Herein
Exhibit Number		Description of Exhibit	Form/ Schedule	Date Filed	Exhibit Number
3.1		Second Articles of Amendment and Restatement of Telos Corporation dated November 12, 2020	8-K	November 16, 2020	3.2
3.2		Fourth Amended and Restated Bylaws of Telos Corporation, effective as of November 7, 2023	8-K	November 9, 2023	3.1
4.1		Description of our Capital Stock	10-K	March 28, 2022	4.13
10.1	*	Forms of Indemnification Agreement between the Company and 16 of its directors and executive officers	10-Q	May 17, 2021	10.1
10.2	*	Employment Agreement, dated as of September 17, 2012, between the Company and Mark Griffin	10-K	April 1, 2013	10.23
10.3	*	Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and John B. Wood	10-Q	November 14, 2012	10.1
10.4	*	Executive Employment Agreement between Mark Bendza and the Company, dated as of July 19, 2021	10-Q	August 16, 2021	10.1
10.5	*	Executive Employment Agreement between E. Hutchinson Robbins, Jr. and the Company, dated as of February 1, 2022	10-K	March 16, 2023	10.5
10.6	*	Annual Incentive Plan for 2022	8-K	February 28, 2022	99.1
10.7	*	Annual Incentive Plan, as amended	8-K	September 20, 2023	99.1
10.8	*	Telos Corporation 2016 Omnibus Long-Term Incentive Plan	10-Q	August 15, 2016	10.3
10.9	*	Amendment No. 1 to the 2016 Omnibus Long-Term Incentive Plan	S-8	January 25, 2021	4.4
10.10	*	Amendment No. 2 to the Telos Corporation 2016 Omnibus Long-Term Incentive Plan	DEF 14A	March 28, 2023	A
10.11	*	Notice of Grant of Restricted Stock	10-Q	August 15, 2016	10.4
10.12	*	Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Time-Based)	8-K	February 3, 2021	99.1
10.13	*	Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Performance-Based)	8-K	February 3, 2021	99.2
10.14	*	Form of Telos Corporation Notice of Grant of Option	10-Q	August 9, 2023	10.1
10.15	*	Form of Telos Corporation Notice of Grant of Restricted Shares and/or Restricted Share Units (Time-based)	10-Q	August 9, 2023	10.2
10.16		Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank	8-K	January 5, 2023	99.1
10.17		First Amendment to Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank, dated April 12, 2023	10-Q	May 10, 2023	10.1

*	constitutes a management contract or compensatory plan or arrangement
+	filed herewith
^	furnished herewith

Incorporated by Reference Herein
Exhibit Number		Description of Exhibit	Form/ Schedule	Date Filed	Exhibit Number
21.1	+	List of subsidiaries of Telos Corporation
23.1	+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	+	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	+	XBRL Taxonomy Extension Schema
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase
101.LAB	+	XBRL Taxonomy Extension Label Linkbase
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	constitutes a management contract or compensatory plan or arrangement
+	filed herewith
^	furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

	/s/ John B. Wood	March 15, 2024
By:	John B. Wood
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood		March 15, 2024
John B. Wood	Chief Executive Officer (Principal Executive Officer) Chairman of the Board and Director

/s/ Mark Bendza		March 15, 2024
Mark Bendza	Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding		March 15, 2024
Victoria Harding	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ David Borland		March 15, 2024
David Borland	Director

/s/ Bonnie Carroll		March 15, 2024
Bonnie Carroll	Director

/s/ Fredrick D. Schaufeld		March 15, 2024
Fredrick D. Schaufeld	Director

/s/ John W. Maluda		March 15, 2024
John W. Maluda, Major Gen., USAF (Ret)	Director

/s/ Brad Jacobs		March 15, 2024
Brad Jacobs	Director

/s/ Derrick D. Dockery		March 15, 2024
Derrick D. Dockery	Director