Form 10-Q
period 2024-03-31
TELOS CORP
filed 2024-05-10
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of May 3, 2024, the registrant had outstanding 71,757,998 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands, except per share amounts)
Revenue – services	$28,851	$31,534
Revenue – products	768	3,688
Total revenue	29,619	35,222
Cost of sales – services (excluding depreciation and amortization)	17,059	19,092
Cost of sales – products (excluding depreciation and amortization)	321	2,472
Depreciation and amortization	1,278	176
Total cost of sales	18,658	21,740
Gross profit	10,961	13,482
Research and development expenses	3,170	2,833
Selling, general and administrative expenses	16,229	23,619
Operating loss	(8,438)	(12,970)
Other income	1,252	2,496
Interest expense	(175)	(249)
Loss before income taxes	(7,361)	(10,723)
Provision for income taxes	(17)	(23)
Net loss	$(7,378)	$(10,746)

Net loss per share:
Basic	$(0.10)	$(0.16)
Diluted	$(0.10)	$(0.16)

Weighted-average shares outstanding:
Basic	70,628	68,176
Diluted	70,628	68,176
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Net loss	$(7,378)	$(10,746)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(35)	13
Actuarial loss on pension liability adjustment	(30)	—
Comprehensive loss	$(7,443)	$(10,733)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$93,915	$99,260
Accounts receivable, net	18,680	30,424
Inventories, net	1,465	1,420
Prepaid expenses	7,787	7,520
Other current assets	1,270	1,367
Total current assets	123,117	139,991
Property and equipment, net	2,907	3,457
Finance lease right-of-use assets, net	6,307	6,612
Operating lease right-of-use assets, net	771	216
Goodwill	17,922	17,922
Intangible assets, net	40,530	39,616
Other assets	3,798	885
Total assets	$195,352	$208,699
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and other accrued liabilities	$9,164	$13,750
Accrued compensation and benefits	11,233	14,569
Contract liabilities	5,993	6,728
Finance lease obligations – current portion	1,766	1,730
Operating lease obligations – current portion	195	97
Other current liabilities	2,032	2,324
Total current liabilities	30,383	39,198
Finance lease obligations – non-current portion	9,066	9,518
Operating lease obligations – non-current portion	576	123
Deferred income taxes	825	813
Other liabilities	106	44
Total liabilities	40,956	49,696
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,757,998 shares and 70,239,890 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	110	109
Additional paid-in capital	436,616	433,781
Accumulated other comprehensive loss	(125)	(60)
Accumulated deficit	(282,205)	(274,827)
Total stockholders’ equity	154,396	159,003
Total liabilities and stockholders’ equity	$195,352	$208,699
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Cash flows from operating activities:
Net loss	$(7,378)	$(10,746)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,984	9,499
Depreciation and amortization	3,129	1,425
Deferred income tax provision	12	12
Accretion of discount in acquisition holdback	—	2
Loss on disposal of fixed assets	—	1
Provision for doubtful accounts	41	89
Amortization of debt issuance costs	17	17
Gain on early extinguishment of other financing obligations	—	(1,427)
Changes in other operating assets and liabilities:
Accounts receivable	11,703	5,279
Inventories	(44)	1,248
Prepaid expenses, other current assets, other assets	(171)	(927)
Accounts payable and other accrued payables	(6,549)	(4,489)
Accrued compensation and benefits	(3,054)	(364)
Contract liabilities	(734)	758
Other current liabilities	(306)	(477)
Net cash used in operating activities	(350)	(100)
Cash flows from investing activities:
Capitalized software development costs	(3,202)	(3,800)
Purchase of investment	(850)	—
Purchases of property and equipment	(97)	(223)
Payment of DFT holdback amount	—	(564)
Net cash used in investing activities	(4,149)	(4,587)
Cash flows from financing activities:
Payments under finance lease obligations	(416)	(383)
Payment of tax withholding related to net share settlement of equity awards	(430)	(1,520)
Repurchase of common stock	—	(139)
Payments for debt issuance costs	—	(114)
Net cash used in financing activities	(846)	(2,156)
Net change in cash, cash equivalents, and restricted cash	(5,345)	(6,843)
Cash, cash equivalents, and restricted cash, beginning of period	99,396	119,438
Cash, cash equivalents, and restricted cash, end of period	$94,051	$112,595
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2023	70,240	$109	$433,781	$(60)	$(274,827)	$159,003
Net loss	—	—	—	—	(7,378)	(7,378)
Foreign currency translation loss	—	—	—	(35)	—	(35)
Actuarial loss on pension liability adjustment	—	—	—	(30)	—	(30)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,148	1	(431)	—	—	(430)
Stock-based compensation	—		1,648	—	—	1,648
Issuance of common stock for 401K match	370	—	1,618	—	—	1,618
Balance at March 31, 2024	71,758	$110	$436,616	$(125)	$(282,205)	$154,396

Balance at December 31, 2022	67,431	$106	$412,708	$(55)	$(240,405)	$172,354
Net loss	—	—	—	—	(10,746)	(10,746)
Foreign currency translation gain	—	—	—	13	—	13
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,180	1	(1,585)	—	—	(1,584)
Stock-based compensation	—	—	7,916	—	—	7,916
Issuance of common stock for 401K match	777	1	1,941	—	—	1,942
Balance at March 31, 2023	69,388	$108	$420,980	$(42)	$(251,151)	$169,895
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Telos Corporation, together with its subsidiaries (collectively, the "Company," "we," "our" or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding shares of Xacta Corporation and ubIQuity.com, inc. (a holding company for Xacta Corporation), and 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID"), Teloworks, Inc., and Telos APAC Pte. Ltd. ("Telos APAC").
On March 13, 2024, the Board unanimously approved the dissolution of Telos APAC, a pre-operating foreign subsidiary, pursuant to a plan of complete liquidation and dissolution.
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year then ended. We have continued to follow the accounting policies set forth in those financial statements.
Basis of Comparison
Certain prior-period amounts have been reclassified to conform to the current period presentation. Starting Q3 2023, we reclassified and presented depreciation and amortization separately from the cost of sales line items. Starting Q1 2024, we reclassified sales and marketing expenses and general and administrative expenses to be presented together as selling, general and administrative expenses. The reclassifications had no net impact on gross profit, total selling, general and administrative expenses or net loss in the unaudited consolidated statements of operations.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include general and administrative expenses, as well as direct and indirect sales and marketing expenses. These costs consists primarily of compensation and benefits (including incentive-based compensation), advertising, facilities, and certain types of depreciation and amortization.

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
The Company incurred a cumulative amount of $3.9 million of restructuring expenses, which is the total expected costs for this restructuring plan, as disclosed in the Company's recent Annual Report on Form 10-K for the year ended December 31, 2023. The restructuring actions were substantially complete in fiscal year 2023.
The restructuring expenses (adjustments) are included within "Selling, general and administrative expenses" on the Company's unaudited consolidated statements of operations.

Table 2.1: Restructuring Expenses (Adjustments)
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Severance and related benefit costs	$(10)	$(100)
Other related costs	—	1,300
Total restructuring (adjustments) expenses	$(10)	$1,200
At each reporting date, the Company evaluates its restructuring expense accrual to determine if the liabilities reported are still appropriate. Any changes in the estimated costs of executing the approved restructuring plan are reflected in the Company's unaudited consolidated statement of operations.

Table 2.2: Summary of Changes in Restructuring Expenses Accrual
Severance and related benefit costs (1)

(in thousands)
Balance at December 31, 2023	$400
Adjustments	(10)
Cash payments	(283)
Balance at March 31, 2024	$107
(1) Restructuring expenses accrual is included within "Other current liabilities" on the Company's unaudited consolidated balance sheets (see Note 9 - Other Balance Sheet Components for further details.)
Recent Accounting Pronouncements
Adopted
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended December 31, 2024, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended March 31, 2025. This standard requires that we provide disclosures of significant segment expenses and other segment items that are regularly provided to our chief operating decision maker ("CODM") and included in each reported measure of segment profit or loss. We will also have to disclose other segment items by reportable segment (i.e. the difference between reported segment revenues less the significant segment expenses (which are disclosed) less reported segment profit or loss). We will disclose the CODM and their position within the Company and details about the information that they regularly review to make capital allocation and other operating decisions about each segment, as well as an explanation of how the CODM uses the reported measures and other disclosures. We are currently evaluating these new segment disclosure requirements and the impact of their adoption on our unaudited consolidated financial statements.

Not Yet Adopted
In December 2024, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosure," which requires public entities, on an annual basis, (1) to disclosure specific categories in the rate reconciliation, and (2) to provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). This ASU will be effective, for public entities, for the fiscal year beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of the adoption of this ASU on our unaudited consolidated financial statements.
In addition, from time to time, new accounting standards are issued by the Financial Accounting Standard Board or other standard-setting bodies and are adopted by the Company as of the specified accounting date. Unless otherwise discussed, the Company believes that issued standards not yet effective will not have a material effect on its financial statements.
3. REVENUE RECOGNITION
We account for revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer.
The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 81% and 89% of our revenue for the three months ended March 31, 2024 and 2023, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration.
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 19% and 11% of our revenue for the three months ended March 31, 2024 and 2023, respectively.
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
Our contracts may include various types of variable considerations and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we adjust our revenue, when deemed necessary. No revenue adjustments were recorded during the three months ended March 31, 2024 and 2023.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. We recorded an immaterial contract loss during the three months ended March 31, 2024. No contract loss was recorded during the three months ended March 31, 2023.
Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 16 – Segment Information, we disaggregate our revenues by customer and contract types. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially most of our revenues are generated from U.S. customers, while international customers are de minimis; as such, the financial information by geographic location is not presented.

Table 3.1: Revenue by Customer Type
	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Amount	%	Amount	%

	(dollars in thousands)
Federal	$26,607	90%	$32,989	94%
State & local, and commercial	3,012	10%	2,233	6%
Total revenue	$29,619	100%	$35,222	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$22,836	77%	$27,013	77%
Time-and-materials	3,137	11%	3,556	10%
Cost plus fixed fee	3,646	12%	4,653	13%
Total revenue	$29,619	100%	$35,222	100%

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
For the Three Months Ended
	March 31, 2024	March 31, 2023
U.S. Department of Defense ("DoD")	56%	68%

Table 3.4: Contract Balances
	Balance Sheet Presentation	March 31, 2024	December 31, 2023

		(in thousands)
Billed accounts receivables (1)	Accounts receivable, net	$8,991	$17,818
Unbilled accounts receivable	Accounts receivable, net	5,229	8,022
Contract assets	Accounts receivable, net	4,460	4,584
Contract liabilities	Contract liabilities	5,993	6,728
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three months ended March 31, 2024 and 2023, that was included in the contract liabilities balance at the beginning of each reporting period was $2.7 million and $2.5 million, respectively.
As of March 31, 2024, we had approximately $36.1 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 89% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	March 31, 2024	December 31, 2023

	(in thousands)
Billed accounts receivable	$9,315	$18,101
Unbilled accounts receivable	5,229	8,022
Contract assets	4,460	4,584
Allowance for credit losses (1)	(324)	(283)
Accounts receivable, net	$18,680	$30,424
(1) Includes provision for credit losses, net of recoveries.

As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 96% and 91% of our billed and unbilled accounts receivable as of March 31, 2024 and December 31, 2023, respectively, were directly with U.S. government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses.
5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	March 31, 2024	December 31, 2023

	(in thousands)
Gross inventory	$2,224	$2,179
Allowance for inventory obsolescence	(759)	(759)
Inventories, net	$1,465	$1,420
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$15,866	$(13,539)	$2,327	$16,213	$(13,363)	$2,850
Leasehold improvements	3,211	(2,631)	580	3,211	(2,604)	607
Total	$19,077	$(16,170)	$2,907	$19,424	$(15,967)	$3,457

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Depreciation and amortization expense	$635	$573
7. GOODWILL
The goodwill balance was $17.9 million as of March 31, 2024, and December 31, 2023, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges were recorded for the three months ended March 31, 2024 and 2023.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
		March 31, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(1,210)	$2,420	$3,630	$(1,097)	$2,533
Customer relationship	3	40	(35)	5	40	(32)	8
Software development costs	2 - 5	36,599	(14,252)	22,347	35,312	(12,256)	23,056
Subtotal		40,269	(15,497)	24,772	38,982	(13,385)	25,597
In-process software development costs (1)		15,758	—	$15,758	14,019	—	$14,019
Total		$56,027	$(15,497)	$40,530	$53,001	$(13,385)	$39,616

(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of balance sheet date, thus not yet amortized.

Table 8.2: Amortization Expense
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Amortization expense related to:
Software development costs - cost of sales (1)	$1,158	$—
Software development costs - research and development	837	303
Other intangible assets - general and administrative	117	117
Total	$2,112	$420
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed is charged under cost of sales on the unaudited consolidated statements of operations.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Other Assets
	March 31, 2024	December 31, 2023

	(in thousands)
Investment (1)	$3,000	$—
Restricted cash	136	136
Other	662	749
Other assets	$3,798	$885
(1) In March 2024, we made a $3.0 million investment in a privately held company via a simple agreement for future equity. We paid $0.9 million in March 2024 and the remainder was paid in April 2024. The Company elected to apply the fair value option on this investment, and we did not note any changes in the fair value during the three months ended March 31, 2024.

Table 9.2: Details of Accounts Payable and Other Accrued Liabilities
	March 31, 2024	December 31, 2023

	(in thousands)
Accounts payable	$2,206	$8,307
Accrued payables	6,958	5,443
Accounts payable and other accrued liabilities	$9,164	$13,750

Table 9.3: Details of Other Current Liabilities
	March 31, 2024	December 31, 2023

	(in thousands)
Other accrued expenses	$1,270	$1,427
Restructuring expenses accrual	107	400
Other	655	497
Other current liabilities	$2,032	$2,324
10. DEBT AND OTHER OBLIGATIONS
Revolving Credit Facility
On December 30, 2022, we entered into a Credit Agreement (the "Credit Agreement"), by and among the Company, as borrower, Xacta Corporation, ubIQuity.com, inc., Teloworks, Inc., and Telos Identity Management Solutions, LLC, as guarantors, the lenders party thereto (the "Lenders"), and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement provides for a $30.0 million senior secured revolving credit facility with a maturity date of December 30, 2025, with the option of issuing letters of credit thereunder with a sub-limit of $5.0 million, and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity (the "Loan"). The Loan is subject to acceleration in the event of customary events of default. The Company has not drawn any amount under the Loan.

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
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of March 31, 2024.
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
Other Financing Obligations
We entered into a Master Purchase Agreement ("MPA") with a third-party buyer ("Buyer") for $9.1 million relating to software licenses under a specific delivery order ("DO") with our customer resulting in proceeds from other financing obligations of $9.1 million in November 2022. Under the MPA, we sold, assigned and transferred all of our rights, title and interest in (i) the DO payments from the customer and (ii) the underlying licenses. The DO covers a base period with an option for the customer to exercise three (3) additional 12-month periods through January 2026. The DO payments assigned to the Buyer are billable to the customer at the beginning of the base period and for each option year exercised. The underlying licenses were acquired for resale.
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
11. STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards under the 2016 Omnibus Long-Term Incentive Plan, as amended (the "2016 LTIP"). We may grant restricted stock awards, restricted stock units with time-based vesting ("RSUs") and restricted stock units with performance-based vesting ("PSUs"). Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, which has the discretion to establish the terms, conditions and criteria of the various awards. The RSUs granted to eligible employees generally vest in installments over a period of up to three years. PSUs will vest upon the achievement of a defined performance target or market conditions for the Company's common stock, certain operational milestones over prescribed period, or at the end of the defined performance period from the date of grant.

There were no income tax benefits recognized on the share-based compensation expense for both periods.

Table 11.1: Details of Stock Compensation Expense by Department
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Cost of sales – services	$257	$326
Research and development	428	770
Selling, general and administrative	2,299	8,403
Total	$2,984	$9,499
Restricted Stock

Table 11.2: Restricted Stock Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2023	2,132,613	43,800	2,176,413	$5.07
Granted	36,626	—	36,626	3.84
Vested	(1,260,068)	—	(1,260,068)	4.60
Forfeited	(15,000)	—	(15,000)	4.25
Unvested outstanding units as of March 31, 2024	894,171	43,800	937,971	$5.68
As of March 31, 2024, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $3.9 million. There was approximately $2.1 million of total compensation costs related to stock-based awards not yet recognized as of March 31, 2024, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.7 years.
Stock Options

Table 11.3: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2023	400,000	$1.80	9.4	$740,000
Granted	—	—	0.0	—
Exercised	—	—	0.0	—
Forfeited, cancelled, or expired	—	—	0.0	—
Outstanding option balance as of March 31, 2024	400,000	1.80	9.1	$944,000
Exercisable stock option as of March 31, 2024	—	—	0	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of March 31, 2024.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the next annual stockholders meeting is expected to occur at the same approximate time each year.
As of March 31, 2024, there were approximately $0.04 million of unrecognized compensation costs related to non-vested stock options.
12. SHARE REPURCHASES
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
There were no share purchases during the first quarter of 2024 and 2023. As of March 31, 2024, there was approximately $38.7 million of the authorization remaining for future common stock repurchases under the SRP.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
For one of our wholly-owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the periods presented. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

Table 13: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2023	$(167)	$107	$(60)
Other comprehensive loss before reclassification	(35)	(30)	(65)
Balance as of March 31, 2024	$(202)	$77	$(125)
14. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive.

Table 14: Potentially Dilutive Securities
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Unvested restricted stock and restricted stock units	1,245	410
For the three months ended March 31, 2024 and 2023, the outstanding PSUs aggregating to 43,800 and 265,608, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.
15. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, had been an employee of the Company since 1996. In January 2023, he tendered his resignation as an employee effective February 7, 2023. The amount paid to him as compensation for his remaining tenure in 2023 was $249,000.
One of the Company’s directors served as a consultant to the Company under a consultancy agreement that expired on December 31, 2023. The Company, at its election, paid the director's 2023 consultancy fees in a fixed amount, in the form of RSUs. On January 3, 2023, the Company granted the director 16,859 RSUs for his consulting services through June 30, 2023, one-half of which vested on March 3, 2023, and the other half vested on May 18, 2023. Beginning in July 2023, the director was paid a firm-fixed monthly retainer fee, plus additional fees and contingent bonus payments upon achievement of certain contract goals, payable in cash through the expiration of the agreement.
16. SEGMENT INFORMATION
We operate our business in two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the business lines.
Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta®, Telos Ghost®, Telos Advanced Cyber Analytics ("Telos ACATM"), Telos Automated Message Handling System ("AMHS") and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud or cybersecurity solutions during the period. The majority of the operating costs relate to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.

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

Table 16: Results of Operations by Business Segment
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Revenues
Security Solutions	$18,640	$19,773
Secure Networks	10,979	15,449
Total revenue	29,619	35,222
Gross profit
Security Solutions	8,626	10,274
Secure Networks	2,335	3,208
Total gross profit	10,961	13,482
Research and development expenses	3,170	2,833
Selling, general and administrative expenses	16,229	23,619
Operating loss	(8,438)	(12,970)
Other income	1,252	2,496
Interest expense	(175)	(249)
Loss before income taxes	(7,361)	(10,723)
Provision for income taxes	(17)	(23)
Net loss	$(7,378)	$(10,746)
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
17. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationship with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of such known matters will not have a material adverse effect on the Company's business or its unaudited consolidated financial statements as of March 31, 2024.
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

18. SUPPLEMENTAL CASH FLOW INFORMATION

Table 18.1: Details of Cash, Cash Equivalents, and Restricted Cash
	March 31, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$93,915	$99,260
Restricted cash (1)	136	136
Cash, cash equivalents, and restricted cash	$94,051	$99,396
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is included within "Other assets" on the unaudited consolidated balance sheets.

Table 18.2: Supplemental Cash Flow Information
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Cash paid during the period for:
Interest	$146	$219
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$626	$117
Capital expenditure activity in accounts payable and other accrued liabilities	154	273
Purchase of investment in accounts payable and other accrued liabilities	2,150	—
Issuance of common stock for 401K match	1,618	1,942
Intangible assets transferred to extinguish other financing obligations	—	7,089
Withholding tax on net share settlement under other current liabilities	—	65

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Several important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 15, 2024.
General and Business Overview
We offer technologically advanced, software-based security solutions that empower and protect the world's most security-conscious organizations against rapidly evolving, sophisticated and pervasive threats. Our portfolio of security products, services and expertise empowers our customers with capabilities to reach new markets, serve their stakeholders more effectively, and successfully defend the nation or their enterprise. We protect our customers' people, information, and digital assets so they can pursue their corporate goals and conduct their global missions with confidence in their security and privacy. Our primary customers include the U.S. federal government, large commercial businesses, state and local governments, and international customers. Our consolidated revenue is largely attributable to prime contracts or to subcontracts with our contractors engaged in work for the U.S. government, with the remaining attributable to state, local, and commercial markets.
Information regarding our two reportable segments – Security Solutions and Secure Networks – is presented in Note 16 - Segment Information to the unaudited consolidated financial statements at Item 1 of this Form 10-Q.
The transition efforts carried out by the Company in fiscal year 2023 are exhibiting promising outcomes at the beginning of fiscal year 2024 in the form of new business wins. The Company will continue these efforts into fiscal year 2024 by focusing on optimizing its solution portfolio, expanding its business pipeline, strengthening proposals for new business and building a healthy culture by engaging employees through synergy, setting performance goals, and improving benefits. With this foundation established, the Company's priorities for fiscal year 2024 include beginning execution of significant new business wins with our prime partners, pending the favorable outcomes on ongoing protests, ramping TSA PreCheck enrollment sites to achieve program growth, and strategically increasing the Company's business development pipeline.
Business Environment
U.S. Budget
After using continuing resolutions (“CRs”) to fund the government for the first six months of Fiscal Year (“FY”) 2024 at the previous year’s levels, Congress completed action in late March on all appropriations bills for FY2024. This has allowed federal departments and agencies to begin proceeding with new program starts and acceleration for the final six months of the fiscal year. Of note, the final FY2024 appropriations bill for the Department of Defense provided a $27 billion (three percent) increase in defense spending.
The White House also submitted to Congress in March its proposed budget for FY2025. The President’s proposal calls for a one percent increase in funding for the Department of Defense next year, with a total spending level in line with the spending caps Congress imposed on itself in the Fiscal Responsibility Act of 2023. There will be debate in Congress on whether to adjust the spending caps in order to boost defense spending to meet increased challenges abroad. The proposed budget also calls for increases in funding for non-defense cybersecurity programs and initiatives, many of which continue to prioritize accelerated cloud adoption, IT modernization, further private sector collaboration for sector risk management responsibilities, ensuring adequate cyber threat information sharing, and supply chain risk management. These priorities continue to align with the solutions Telos has been developing and bringing to market for the past several years. However, in the current political environment in Congress and with the presidential election looming in November, it is highly questionable whether Congress and the President can reach agreement on FY2025 appropriations bills prior to the start of FY2025 on October 1, 2024; this means the Defense Department along with the rest of the federal government will likely begin the fiscal year funded by a CR at FY2024 spending levels.

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
Financial Overview
A number of factors have contributed to our first quarter of fiscal year 2024 results of operations, the most significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•Decline in year-over-year revenue primarily driven by the ramp down of programs within Secure Networks.
•Growth in TSA PreCheck revenue.
•Reduction in gross margins driven by the increased impact of amortization of software development costs.
•Lower operating costs through a combination of lower stock-based compensation and restructuring expenses.

Results of Operations

Table MD&A 2: Consolidated Results of Operations
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(dollars in thousands)
Revenue	$29,619	$35,222
Cost of sales	18,658	21,740
Gross profit	10,961	13,482
Gross margin	37.0%	38.3%
Research and development ("R&D") expenses	3,170	2,833
R&D expenses as percentage of revenue	10.7%	8.0%
Selling, general and administrative ("SG&A") expenses	16,229	23,619
SG&A expenses as percentage of revenue	54.8%	67.1%
Operating loss	(8,438)	(12,970)
Other income	1,252	2,496
Interest expense	(175)	(249)
Loss before income taxes	(7,361)	(10,723)
Provision for income taxes	(17)	(23)
Net loss	$(7,378)	$(10,746)
Consolidated Results
Our business segments have different factors driving revenue fluctuations and profitability. The discussion of the changes in our revenue and profitability are covered in greater detail in the following section, "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
R&D expenses increased by $0.3 million, or 11.9%, in the first quarter of 2024, compared to the same period in 2023, primarily due to increases in amortization costs.
SG&A expenses decreased by $7.4 million, or 31.3%, in the first quarter of 2024 compared to the same period in 2023. This is primarily due to reduced stock-based compensation costs of $6.1 million and the $1.2 million of restructuring expenses in 2023, with no similar charges in 2024.
Other income decreased by $1.2 million year-over-year due to the gain on early extinguishment of other financing obligations of $1.4 million in the first quarter of 2023, without similar gain in the same period in 2024. The remaining variance is attributable to the change in dividend income from money market placements. There was no significant change in interest expense between comparable periods.
The change in the income tax provision for the first quarter of 2024 compared to the same period in 2023 is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discrete tax items, based on our expectation of pretax loss for the fiscal year.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 3: Security Solutions Segment - Financial Results
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(dollars in thousands)
Revenue	$18,640	$19,773
Cost of sales (excluding depreciation and amortization)	8,739	9,329
Depreciation and amortization	1,275	170
Total cost of sales	10,014	9,499
Gross profit	8,626	10,274
Gross margin	46.3%	52.0%

For the three months ended March 31, 2024, Security Solutions segment revenue decreased by $1.1 million, or 5.7%, compared to the same period in 2023, primarily due to lower volume on ongoing programs, partially offset by growth in TSA PreCheck.
Gross profit for Security Solutions decreased by $1.6 million, or 16.0%, for the first quarter of 2024, compared with the same period in 2023, primarily due to the decrease in revenue and a decrease in segment gross margin to 46.3% for the first quarter of 2024 from 52.0% for the same period in 2023. The gross margin contraction in the first quarter of 2024 was primarily the result of the impact of the increased amortization of software development costs within the segment.

Table MD&A 4: Secure Networks Segment - Financial Results
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(dollars in thousands)
Revenue	$10,979	$15,449
Cost of sales (excluding depreciation and amortization)	8,641	12,235
Depreciation and amortization	3	6
Cost of sales	8,644	12,241
Gross profit	2,335	3,208
Gross margin	21.3%	20.8%
Secure Networks segment revenue for the three months ended March 31, 2024 decreased by $4.5 million, or 28.9%, compared to the same period in 2023, primarily due to the ramp down of several programs within the portfolio.
Gross profit for Secure Networks decreased by $0.9 million, or 27.2%, for the first quarter of 2024, compared with the same period in 2023, due to the lower revenue, offset by improved margin across the portfolio. Segment gross margin slightly increased to 21.3% for the first quarter of 2024 from 20.8% for the same period in 2023 primarily due to strong program management and favorable program revenue mix, offset by the higher impact of indirect expenses on lower revenue.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss) Income, Adjusted Earnings Per Share ("EPS"), Cash Gross Profit, Cash Gross Margin and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
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
EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, an alternative to net loss as determined by GAAP. We define EBITDA as net (loss) income, adjusted for non-operating (income) expense, interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for stock-based compensation expense and restructuring expenses. We define EBITDA Margin as EBITDA as a percentage of total revenue. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue.
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

Table MD&A 5: Reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(7,378)	(24.9%)	$(10,746)	(30.5%)
Other income	(1,252)	(4.2%)	(2,496)	(7.1%)
Interest expense	175	0.5%	249	0.7%
Provision for income taxes	17	0.1%	23	0.1%
Depreciation and amortization	3,129	10.6%	1,425	4.0%
EBITDA (Non-GAAP)	(5,309)	(17.9%)	(11,545)	(32.8%)
Stock-based compensation expense (1)	2,984	10.0%	9,499	27.0%
Restructuring (adjustments) expenses (2)	(10)	— %	1,200	3.4%
Adjusted EBITDA (Non-GAAP)	$(2,335)	(7.9) %	$(846)	(2.4) %
(1) The stock-based compensation expense to EBITDA as of March 31, 2024 and 2023 is made up of $1.6 million and $7.9 million, respectively, of stock-based compensation expense for the awarded RSUs, PSUs, and stock options, and $1.3 million and $1.6 million, respectively, of other sources of stock-based compensation expense. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted EBITDA.
(2) The restructuring (adjustments) expenses include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
Adjusted Net (Loss) Income and Adjusted EPS
Adjusted Net (Loss) Income and Adjusted EPS are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to net (loss) income as determined by GAAP. We define Adjusted Net (Loss) Income as net loss, adjusted for non-operating (income) expense, stock-based compensation expense and restructuring expense. We define Adjusted EPS as Adjusted Net (Loss) Income divided by the weighted-average number of common shares outstanding for the period.
Adjusted Net (Loss) Income and Adjusted EPS provide the Board, management and investors with clear representation of our core operating performance and trends, provide greater visibility into the long-term financial performance of the Company, and eliminate the impact of items that do not relate to the ongoing operating performance of the business.

Table MD&A 6: Reconciliation of Net Loss and GAAP EPS to Non-GAAP Adjusted Net Loss and Adjusted EPS
	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share

	(in thousands, except per share data)
Net loss	$(7,378)	$(0.10)	$(10,746)	$(0.16)
Adjustments:
Other income	(1,252)	(0.02)	(2,496)	(0.04)
Stock-based compensation expense (1)	2,984	0.04	9,499	0.14
Restructuring (adjustments) expenses (2)	(10)	—	1,200	0.02
Adjusted net loss (Non-GAAP measure)	$(5,656)	$(0.08)	$(2,543)	$(0.04)
Weighted-average shares of common stock outstanding, basic	70,628		68,176
(1) The stock-based compensation expense to net loss as of March 31, 2024 and 2023 is made up of $1.6 million and $7.9 million, respectively, of stock-based compensation expense for the awarded RSUs, PSUs and stock options, and $1.3 million and $1.6 million, respectively, of other sources of stock-based compensation expense. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted Net (Loss) Income.
(2) The restructuring (adjustments) expenses include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.

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

Table MD&A 7: Reconciliation of Gross Profit to Cash Gross Profit; Gross Margin to Cash Gross Margin
	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Gross profit	$10,961	37.0%	$13,482	38.3%
Adjustments:
Stock-based compensation expense — cost of sales	257	0.9%	326	0.9%
Depreciation and amortization — cost of sales	1,278	4.3%	176	0.5%
Cash gross profit (Non-GAAP)	$12,496	42.2%	$13,984	39.7%
Free Cash Flow
Free cash flow, as reconciled in the table below, is a non-GAAP financial measure defined as net cash provided by (used in) operating activities, less purchases of property and equipment, and capitalized software development costs. This non-GAAP financial measure may be a useful measure for investors and other users of our financial statements as a supplemental measure of our cash performance and to assess the quality of our earnings as a key performance measure in evaluating management.
We use Free Cash Flow to understand the cash flows that directly correspond with our operations and the investments we must make in those operations, using a methodology that combines operating cash flows and capital expenditures. Further, Free Cash Flow may be useful to management and investors in evaluating the Company's operating performance and liquidity, and to evaluate the performance of certain management personnel when determining incentive compensation.

Table MD&A 8: Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Net cash used in operating activities	$(350)	$(100)
Adjustments:
Purchases of property and equipment	(97)	(223)
Capitalized software development costs	(3,202)	(3,800)
Free cash flow (Non-GAAP)	$(3,649)	$(4,123)
Each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss) Income, Adjusted EPS, Cash Gross Profit, Cash Gross Margin and Free Cash Flow has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss) Income, Adjusted EPS, Cash Gross Profit, Cash Gross Margin and Free Cash Flow does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash and non-cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net (Loss) Income, Adjusted EPS, Cash Gross Profit, Cash Gross Margin and Free Cash Flow differently than we do, which limits their usefulness as comparative measures. Because of these limitations, neither EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss) Income, Adjusted EPS, Cash Gross Profit, Cash Gross Margin nor Free Cash Flow should be considered as a replacement for gross profit, gross margin, net (loss) income, earnings per share or net cash flows (used in) provided by operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

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
As of March 31, 2024, we had cash and cash equivalents of $93.9 million and our working capital was $92.7 million.
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
Cash Flow

Table MD&A 9: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(in thousands)
Net cash used in operating activities	$(350)	$(100)
Net cash used in investing activities	(4,149)	(4,587)
Net cash used in financing activities	(846)	(2,156)
Net change in cash, cash equivalents, and restricted cash	$(5,345)	$(6,843)
Net cash used in operating activities for the three months ended March 31, 2024 was $0.4 million, an increase of $0.3 million compared to the same period in 2023. The change is primarily driven by the Company's operating losses, the timing of receipts of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Net cash used in investing activities for the three months ended March 31, 2024 slightly decreased by $0.4 million, compared to the same period of the prior year, primarily due to the decreases in capital expenditures in 2024 and a $0.6 million payment for the DFT holdback in February 2023, with no similar payment in 2024. This was partially offset by the purchase of an investment of $0.9 million in 2024, with no similar transaction in 2023.
Net cash used in financing activities for the three months ended March 31, 2024 decreased by $1.3 million, compared to the same period in 2023. This is primarily attributable to the decreases in payment of tax withholding related to net share settlement of equity awards of $0.4 million in the first quarter of 2024 compared with $1.5 million in the same period of 2023.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2023 Form 10-K, as filed with the SEC on March 15, 2024, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

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
The Company's management, including the Company's CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2024, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included under Note 17 – Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A. Risk Factors
We have disclosed under "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, the risk factors which may materially affect our business, financial conditions or results of operations. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

TELOS CORPORATION

/s/ John B. Wood	May 10, 2024
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	May 10, 2024
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding	May 10, 2024
By: Victoria Harding
Controller and Chief Accounting Officer (Principal Accounting Officer)