Form 10-Q
period 2024-06-30
TELOS CORP
filed 2024-08-09
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of August 2, 2024, the registrant had outstanding 72,256,759 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands, except per share amounts)
Revenue – services	$26,969	$28,947	$55,820	$60,481
Revenue – products	1,529	3,964	2,297	7,652
Total revenue	28,498	32,911	58,117	68,133
Cost of sales – services (excluding depreciation and amortization)	15,933	18,838	32,992	37,930
Cost of sales – products (excluding depreciation and amortization)	819	1,544	1,140	4,016
Depreciation and amortization	2,039	170	3,317	346
Total cost of sales	18,791	20,552	37,449	42,292
Gross profit	9,707	12,359	20,668	25,841
Research and development expenses	1,459	2,646	4,629	5,479
Selling, general and administrative expenses	16,892	19,180	33,121	42,799
Operating loss	(8,644)	(9,467)	(17,082)	(22,437)
Other income	1,064	1,649	2,316	4,145
Interest expense	(160)	(184)	(335)	(433)
Loss before income taxes	(7,740)	(8,002)	(15,101)	(18,725)
Provision for income taxes	(17)	(22)	(34)	(45)
Net loss	$(7,757)	$(8,024)	$(15,135)	$(18,770)

Net loss per share:
Basic	$(0.11)	$(0.12)	$(0.21)	$(0.27)
Diluted	$(0.11)	$(0.12)	$(0.21)	$(0.27)

Weighted-average shares outstanding:
Basic	72,017	69,424	71,323	68,804
Diluted	72,017	69,424	71,323	68,804
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Net loss	$(7,757)	$(8,024)	$(15,135)	$(18,770)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(21)	(11)	(56)	2
Actuarial loss on pension liability adjustment	—	—	(30)	—
Other comprehensive loss	(21)	(11)	(86)	2
Comprehensive loss	$(7,778)	$(8,035)	$(15,221)	$(18,768)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$80,104	$99,260
Accounts receivable, net	17,178	30,424
Inventories, net	1,369	1,420
Prepaid expenses	10,446	7,520
Other current assets	1,088	1,367
Total current assets	110,185	139,991
Property and equipment, net	2,876	3,457
Finance lease right-of-use assets, net	6,002	6,612
Operating lease right-of-use assets, net	723	216
Goodwill	17,922	17,922
Intangible assets, net	40,718	39,616
Other assets	3,954	885
Total assets	$182,380	$208,699
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and other accrued liabilities	$5,793	$13,750
Accrued compensation and benefits	8,113	14,569
Contract liabilities	5,783	6,728
Finance lease obligations – current portion	1,802	1,730
Operating lease obligations – current portion	200	97
Other current liabilities	1,467	2,324
Total current liabilities	23,158	39,198
Finance lease obligations – non-current portion	8,604	9,518
Operating lease obligations – non-current portion	525	123
Deferred income taxes	837	813
Other liabilities	107	44
Total liabilities	33,231	49,696
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 72,223,328 shares and 70,239,890 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	111	109
Additional paid-in capital	439,146	433,781
Accumulated other comprehensive loss	(146)	(60)
Accumulated deficit	(289,962)	(274,827)
Total stockholders’ equity	149,149	159,003
Total liabilities and stockholders’ equity	$182,380	$208,699
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

	(in thousands)
Cash flows from operating activities:
Net loss	$(15,135)	$(18,770)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	5,203	17,244
Depreciation and amortization	6,620	3,121
Deferred income tax provision	24	24
Accretion of discount in acquisition holdback	—	2
Loss on disposal of fixed assets	—	1
(Recovery from) provision for doubtful accounts	(32)	117
Amortization of debt issuance costs	35	35
Gain on early extinguishment of other financing obligations	—	(1,427)
Changes in other operating assets and liabilities:
Accounts receivable	13,278	5,662
Inventories	51	1,111
Prepaid expenses, other current assets, other assets	(2,794)	(3,445)
Accounts payable and other accrued payables	(7,763)	(6,255)
Accrued compensation and benefits	(5,967)	(235)
Contract liabilities	(944)	(307)
Other current liabilities	(916)	(1,091)
Net cash used in operating activities	(8,340)	(4,213)
Cash flows from investing activities:
Capitalized software development costs	(6,315)	(8,198)
Purchase of investment	(3,000)	—
Purchases of property and equipment	(332)	(270)
Net cash used in investing activities	(9,647)	(8,468)
Cash flows from financing activities:
Payments under finance lease obligations	(842)	(775)
Payment of tax withholding related to net share settlement of equity awards	(430)	(1,584)
Proceeds from exercise of stock options	104	—
Payment of DFT holdback amount	—	(564)
Repurchase of common stock	—	(139)
Payments for debt issuance costs	—	(114)
Net cash used in financing activities	(1,168)	(3,176)
Net change in cash, cash equivalents, and restricted cash	(19,155)	(15,857)
Cash, cash equivalents, and restricted cash, beginning of period	99,396	119,438
Cash, cash equivalents, and restricted cash, end of period	$80,241	$103,581
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at March 31, 2024	71,758	$110	$436,616	$(125)	$(282,205)	$154,396
Net loss	—	—	—	—	(7,757)	(7,757)
Foreign currency translation loss	—	—	—	(21)	—	(21)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	407	1	—	—	—	1
Stock-based compensation	—	—	2,426	—	—	2,426
Issuance of common stock upon exercise of stock options	58	—	104	—	—	104
Balance at June 30, 2024	72,223	$111	$439,146	$(146)	$(289,962)	$149,149

Balance at March 31, 2023	69,388	$108	$420,980	$(42)	$(251,151)	$169,895
Net loss	—	—	—	—	(8,024)	(8,024)
Foreign currency translation loss	—	—	—	(11)	—	(11)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	79	—	—	—	—	—
Stock-based compensation	—	—	5,676	—	—	5,676
Balance at June 30, 2023	69,467	$108	$426,656	$(53)	$(259,175)	$167,536

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2023	70,240	$109	$433,781	$(60)	$(274,827)	$159,003
Net loss	—	—	—	—	(15,135)	(15,135)
Foreign currency translation loss	—	—	—	(56)	—	(56)
Actuarial loss on pension liability adjustment	—	—	—	(30)	—	(30)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,555	2	(430)	—	—	(428)
Stock-based compensation	—	—	4,073	—	—	4,073
Issuance of common stock upon exercise of stock options	58	—	104	—	—	104
Issuance of common stock for 401K match	370	—	1,618	—	—	1,618
Balance at June 30, 2024	72,223	$111	$439,146	$(146)	$(289,962)	$149,149

Balance at December 31, 2022	67,431	$106	$412,708	$(55)	$(240,405)	$172,354
Net loss	—	—	—	—	(18,770)	(18,770)
Foreign currency translation gain	—	—	—	2	—	2
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,259	1	(1,585)	—	—	(1,584)
Stock-based compensation	—	—	13,592	—	—	13,592
Issuance of common stock for 401K match	777	1	1,941	—	—	1,942
Balance at June 30, 2023	69,467	$108	$426,656	$(53)	$(259,175)	$167,536
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
Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring) necessary for a fair statement of our financial position and the results of operations and cash flows for the periods presented.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include general and administrative expenses, as well as direct and indirect sales and marketing expenses. These costs consist primarily of compensation and benefits (including incentive-based compensation), advertising, facilities, and certain types of depreciation and amortization.

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
The Company incurred a cumulative amount of $3.9 million of restructuring expenses, which is the total expected costs for this restructuring plan, as disclosed in the Company's recent Annual Report on Form 10-K for the year ended December 31, 2023. The restructuring actions were substantially completed in fiscal year 2023.
The restructuring expenses (adjustments) are included within "Selling, general and administrative expenses" on the Company's unaudited consolidated statements of operations.

Table 2.1: Restructuring Expenses (Adjustments)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Severance and related benefit costs	$—	$(3)	$(10)	$(103)
Other related costs	—	—	—	1,300
Total restructuring (adjustments) expenses	$—	$(3)	$(10)	$1,197
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

(in thousands)
Balance at December 31, 2023	$400
Adjustments	(10)
Cash payments	(364)
Balance at June 30, 2024	$26
(1) Restructuring expenses accrual is included within "Other current liabilities" on the Company's unaudited consolidated balance sheets (see Note 9 - Other Balance Sheet Components for further details).
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended December 31, 2024, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended March 31, 2025. This standard requires that we disclose significant segment expenses and other segment items that are regularly provided to our chief operating decision maker ("CODM") and included in each reported measure of segment profit or loss. We will also have to disclose other segment items by reportable segment (i.e., the difference between reported segment revenues less the significant segment expenses (which are disclosed) less reported segment profit or loss). We will disclose the CODM and their position within the Company and details about the information that they regularly review to make capital allocation and other operating decisions about each segment, as well as an explanation of how the CODM uses the reported measures and other disclosures. We are evaluating these new segment disclosure requirements and the impact of their adoption on our unaudited consolidated financial statements.
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
The majority of our revenue is recognized over time, as control is transferred continuously to our customers, who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 84% and 82% of our revenue for the three and six months ended June 30, 2024, respectively, and 88% and 89% of our revenue for the three and six months ended June 30, 2023, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration.
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time when each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 16% and 18% of our revenue for the three and six months ended June 30, 2024, respectively, and 12% and 11% of our revenue for the three and six months ended June 30, 2023, respectively.
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
Our contracts may include various types of variable considerations and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we adjust our revenue, when deemed necessary. No revenue adjustments were recorded during the three and six months ended June 30, 2024, and 2023.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. No contract loss was recorded during the three months ended June 30, 2024. We recorded an immaterial contract loss during the six months ended June 30, 2024. No contract loss was recorded during the three and six months ended June 30, 2023.
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

Table 3.1: Revenue by Customer Type
	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Federal	$24,832	87%	$27,512	84%	$51,439	89%	$60,501	89%
State & local, and commercial	3,666	13%	5,399	16%	6,678	11%	7,632	11%
Total revenue	$28,498	100%	$32,911	100%	$58,117	100%	$68,133	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$22,179	78%	$25,293	77%	$45,015	77%	$52,306	77%
Time-and-materials	3,022	11%	3,548	11%	6,159	11%	7,104	10%
Cost plus fixed fee	3,297	11%	4,070	12%	6,943	12%	8,723	13%
Total revenue	$28,498	100%	$32,911	100%	$58,117	100%	$68,133	100%

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S. Department of Defense ("DoD")	56%	66%	56%	67%

Table 3.4: Contract Balances
	Balance Sheet Presentation	June 30, 2024	December 31, 2023

		(in thousands)
Billed accounts receivables (1)	Accounts receivable, net	$9,605	$17,818
Unbilled accounts receivable	Accounts receivable, net	4,197	8,022
Contract assets	Accounts receivable, net	3,376	4,584
Contract liabilities	Contract liabilities	5,783	6,728
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three and six months ended June 30, 2024, which was included in the contract liabilities balance at the beginning of each reporting period, was $1.9 million and $4.5 million, respectively. Revenue recognized for the three and six months ended June 30, 2023, which was included in the contract liabilities balance at the beginning of each reporting period, was $1.6 million and $4.1 million, respectively.
As of June 30, 2024, we had approximately $31.2 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 92% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	June 30, 2024	December 31, 2023

	(in thousands)
Billed accounts receivable	$9,649	$18,101
Unbilled accounts receivable	4,197	8,022
Contract assets	3,376	4,584
Allowance for credit losses (1)	(44)	(283)
Accounts receivable, net	$17,178	$30,424
(1) Includes provision for credit losses, net of recoveries.
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 90% and 91% of our billed and unbilled accounts receivable as of June 30, 2024 and December 31, 2023, respectively, were directly with U.S. government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses.

5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	June 30, 2024	December 31, 2023

	(in thousands)
Gross inventory	$2,128	$2,179
Allowance for inventory obsolescence	(759)	(759)
Inventories, net	$1,369	$1,420
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$15,537	$(13,385)	$2,152	$16,213	$(13,363)	$2,850
Leasehold improvements	3,394	(2,670)	724	3,211	(2,604)	607
Total	$18,931	$(16,055)	$2,876	$19,424	$(15,967)	$3,457

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Depreciation and amortization expense	$259	$579	$894	$1,152
7. GOODWILL
The goodwill balance was $17.9 million as of June 30, 2024, and December 31, 2023, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges were recorded for the three and six months ended June 30, 2024, and 2023.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
		June 30, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(1,324)	$2,306	$3,630	$(1,097)	$2,533
Customer relationship	3	40	(39)	1	40	(32)	8
Software development costs	2 - 5	38,648	(17,061)	21,587	35,312	(12,256)	23,056
Subtotal		42,318	(18,424)	23,894	38,982	(13,385)	25,597
In-process software development costs (1)		16,824	—	16,824	14,019	—	14,019
Total		$59,142	$(18,424)	$40,718	$53,001	$(13,385)	$39,616
(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of balance sheet date, thus not yet amortized.

Table 8.2: Amortization Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Amortization expense related to:
Software development costs – cost of sales (1)	$1,949	$—	$3,107	$—
Software development costs – research and development	860	558	1,697	861
Other intangible assets – general and administrative	117	117	234	234
Total	$2,926	$675	$5,038	$1,095
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed is charged under cost of sales on the unaudited consolidated statements of operations.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Other Assets
	June 30, 2024	December 31, 2023

	(in thousands)
Investment (1)	$3,000	$—
Restricted cash	137	136
Other	817	749
Other assets	$3,954	$885
(1) In March 2024, the Company made a $3.0 million investment in a privately held company via a simple agreement for future equity. The Company elected to apply the fair value option on this investment. The Company believes the fair value option best reflects the economics of the underlying transaction. During the three and six months ended June 30, 2024, the Company did not note any changes in the fair value.

Table 9.2: Details of Accounts Payable and Other Accrued Liabilities
	June 30, 2024	December 31, 2023

	(in thousands)
Accounts payable	$2,437	$8,307
Accrued payables	3,356	5,443
Accounts payable and other accrued liabilities	$5,793	$13,750

Table 9.3: Details of Other Current Liabilities
	June 30, 2024	December 31, 2023

	(in thousands)
Other accrued expenses	$941	$1,427
Restructuring expenses accrual	26	400
Other	500	497
Other current liabilities	$1,467	$2,324
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
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of June 30, 2024.
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
11. STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards under the Amended and Restated 2016 Omnibus Long-Term Incentive Plan (the "2016 LTIP"). We have granted stock options, restricted stock units with time-based vesting ("RSUs") and restricted stock units with performance-based vesting ("PSUs"). Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, which has the discretion to establish the terms, conditions and criteria of the various awards. The RSUs granted to eligible employees generally vest in installments over a period of up to three years. PSUs will vest upon the achievement of a defined performance target or market conditions for the Company's common stock or certain operational milestones over a prescribed period.

On May 21, 2024, the Company authorized an additional 8,500,000 shares to be available under the 2016 LTIP, increasing the total number of shares available for issuance under the 2016 LTIP to 21,959,913 shares.
On May 16, 2024, the Company granted PSUs that could be settled in up to 1,335,281 shares of its common stock to certain senior executives and employees that will vest upon achieving certain operational milestones prior to January 1, 2027.
On May 28, 2024, the Company granted certain PSUs to certain senior executives and employees that could settle in up to 2,499,945 shares of its common stock. These PSUs may vest only if the Company achieves certain revenue and free cash flow targets for fiscal year 2025. The Company also granted certain PSUs containing market conditions to certain executives that could settle in up to 6,875,000 shares of its common stock. These PSUs with market conditions may vest, in whole or in part, only if the Company's closing common stock price remains at or above certain specified stock prices for 50 consecutive calendar days prior to January 1, 2027.
The Company estimates the fair value for each tranche of the stock-based compensation awards subject to market conditions on the date of grant using a Monte Carlo simulation valuation model. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such PSUs based on a large number of possible stock price path scenarios. The risk-free rate is based on the U.S. treasury zero-coupon issues in effect at the time of grant over the performance period. The expense for these awards is recognized over the derived service period as determined through the Monte Carlo simulation model.
Our key assumptions include a performance period of 2.59 years, an expected volatility of 83.9%, and a risk-free rate of 4.7%. The fair value for these market condition PSUs at the grant date ranges between $2.62 - $3.75, and the derived service periods ranges between 0.63 - 1.31 years.
Stock-based compensation expense for these performance-based awards whose vesting is subject to the achievement of performance targets and fulfillment of the market conditions described above is recognized over the requisite service period for each tranche on a graded-vesting basis at the time the achievement of the condition becomes probable.
Stock-based compensation expense recognized for restricted stock units and stock options granted to employees and non-employees is included in the unaudited consolidated statements of operations, net of adjustments. There were no income tax benefits recognized on the share-based compensation expense for the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, the performance targets for outstanding PSUs granted prior to 2024 were not probable of being achieved. Therefore, the Company recorded a cumulative catch-up adjustment for the change in its probability assessment, resulting in a $1.2 million decrease in stock-based compensation expense.

Table 11.1: Details of Stock Compensation Expense by Category
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Cost of sales – services	$228	$225	$485	$551
Research and development	(877)	847	(449)	1,617
Selling, general and administrative	2,868	6,673	5,167	15,076
Total	$2,219	$7,745	$5,203	$17,244
Restricted Stock

Table 11.2: Restricted Stock Unit Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2023	2,132,613	43,800	2,176,413	$5.07
Granted	1,775,180	10,710,226	12,485,406	3.47
Vested	(1,667,398)	—	(1,667,398)	4.21
Forfeited	(34,000)	—	(34,000)	3.30
Unvested outstanding units as of June 30, 2024	2,206,395	10,754,026	12,960,421	$3.65
As of June 30, 2024, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $52.1 million. There was approximately $30.4 million of total compensation costs related to stock-based awards not yet recognized as of June 30, 2024, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 1.2 years.

Stock Options

Table 11.3: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2023	400,000	$1.80	9.4	$740,000
Granted	—	—
Exercised	(58,000)	1.80
Forfeited, cancelled, or expired	—	—
Outstanding option balance as of June 30, 2024	342,000	$1.80	8.9	$759,240
Exercisable stock option as of June 30, 2024	342,000	$1.80	8.9	$759,240
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of June 30, 2024.
The fair value of the stock options, including the stock options granted to directors, is expensed on a straight-line basis over the vesting period of one year, as the annual stockholders meeting is expected to occur at the same approximate time each year.
As of June 30, 2024, there were no unrecognized compensation costs related to non-vested stock options.
12. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors approved a share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
There were no share repurchases during the three and six months ended June 30, 2024, and 2023. As of June 30, 2024, there was approximately $38.7 million of the authorization remaining for future common stock repurchases under the SRP.
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

Table 13: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2023	$(167)	$107	$(60)
Other comprehensive loss before reclassification	(56)	(30)	(86)
Balance as of June 30, 2024	$(223)	$77	$(146)
14. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive.

Table 14: Potentially Dilutive Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Weighted-average number of shares – unvested restricted stock units and stock options	654	269	1,058	401

For the three and six months ended June 30, 2024, and 2023, the outstanding PSUs aggregating to 9,418,745 and 265,608 shares, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon certain conditions which were not satisfied by the end of the current quarter.
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
Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta®, Telos Ghost®, Telos Advanced Cyber Analytics ("Telos ACATM"), Telos Automated Message Handling System ("Telos AMHS") and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud or cybersecurity solutions during the period. The majority of the operating costs relate to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
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

Table 16: Results of Operations by Business Segment
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Revenues
Security Solutions	$17,867	$17,196	$36,507	$36,969
Secure Networks	10,631	15,715	21,610	31,164
Total revenue	28,498	32,911	58,117	68,133
Gross profit
Security Solutions	7,265	9,551	15,891	19,825
Secure Networks	2,442	2,808	4,777	6,016
Total gross profit	9,707	12,359	20,668	25,841
Research and development expenses	1,459	2,646	4,629	5,479
Selling, general and administrative expenses	16,892	19,180	33,121	42,799
Operating loss	(8,644)	(9,467)	(17,082)	(22,437)
Other income	1,064	1,649	2,316	4,145
Interest expense	(160)	(184)	(335)	(433)
Loss before income taxes	(7,740)	(8,002)	(15,101)	(18,725)
Provision for income taxes	(17)	(22)	(34)	(45)
Net loss	$(7,757)	$(8,024)	$(15,135)	$(18,770)

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
17. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of such known matters will not have a material adverse effect on the Company's business or its unaudited consolidated financial statements as of June 30, 2024.
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
18. SUPPLEMENTAL CASH FLOW INFORMATION

Table 18.1: Details of Cash, Cash Equivalents, and Restricted Cash
	June 30, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$80,104	$99,260
Restricted cash (1)	137	136
Cash, cash equivalents, and restricted cash	$80,241	$99,396
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is included within "Other assets" on the unaudited consolidated balance sheets.

Table 18.2: Supplemental Cash Flow Information
	For the Six Months Ended
	June 30, 2024	June 30, 2023

	(in thousands)
Cash paid during the period for:
Interest	$287	$409
Income taxes	100	147
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$626	$15
Capital expenditure activity in accounts payable and other accrued liabilities	147	536
Issuance of common stock for 401K match	1,619	1,943
Intangible assets transferred to extinguish other financing obligations	—	7,089

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
The restructuring initiatives carried out by the Company in fiscal year 2023 are exhibiting promising outcomes in fiscal year 2024 in the form of new business wins. The Company will continue to focus on optimizing its solution portfolio, expanding its business pipeline, strengthening proposals for new business and building a healthy culture by engaging employees through improved synergy, performance management, and benefits. With this foundation established, the Company's priorities for fiscal year 2024 include beginning to execute on significant new business wins with our prime partners (pending favorable outcomes on ongoing protests), ramping TSA PreCheck® enrollment sites to achieve program growth, and strategically increasing the Company's business development pipeline.
Business Environment
U.S. Budget
After using continuing resolutions (“CRs”) to fund the government for the first six months of fiscal year (“FY”) 2024 at the previous year’s levels, Congress completed action in late March on all appropriations bills for FY2024. This has allowed federal departments and agencies to begin proceeding with new program starts and acceleration for the final six months of the fiscal year. With the enactment of the Fiscal Responsibility Act ("FRA"), appropriations bills were marked up in the House and Senate in June and July. The FRA caps total base discretionary spending at $1.6 trillion for FY 2024, with base defense spending capped at $886 billion (a three percent increase from FY 2023) and base non-defense spending capped at $704 billion (up to a nine percent decrease from FY 2023, depending on how it is measured).
There will be debate in Congress on whether to adjust the spending caps in order to boost defense spending to meet increased challenges abroad. Of interest, the Senate passed a package of national security-oriented bills passed by the House on April 20, 2024, that provided supplemental appropriations for Israel, Ukraine, and the Indo-Pacific, as well as a fourth bill that addressed sanctions and other economic concerns. Three of the four bills being considered provide roughly $96 billion in new budget authority. The proposed budget also calls for new increases in funding for non-defense cybersecurity programs and initiatives, many of which continue to prioritize accelerated cloud adoption, IT modernization, further private sector collaboration for sector risk management responsibilities, ensuring adequate cyber threat information sharing, and supply chain risk management. These priorities continue to align with the solutions Telos has been developing and bringing to market for the past several years. However, in the current political environment in Congress and with the presidential election looming in November 2024, it is highly questionable whether Congress and the President can reach an agreement on FY2025 appropriations bills prior to the start of FY2025 on October 1, 2024; this means the Defense Department along with the rest of the federal government will likely begin the fiscal year funded by a CR at FY2024 spending levels.

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
Additionally, the SEC has finalized and adopted new cybersecurity rules for publicly traded companies, which (if they survive challenges in court) will require registrants to disclose additional cyber-related information in their regulatory filings. Specifically, registrants will have to: (1) regularly disclose their governance methods, risk analysis and management processes; (2) meet specific disclosure requirements and deadlines for reporting and describing material cyber incidents; and (3) describe the board's oversight of risks from cybersecurity threats, and management's expertise and role in assessing and managing material risks from cybersecurity threats. The required reporting of this information will lead many companies to proactively establish policies that will improve their cyber risk management posture and enable them to better withstand heightened public and regulatory scrutiny.
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
Artificial Intelligence: Cybercriminals are using Artificial Intelligence ("AI") to launch more sophisticated attacks that can quickly adapt to changing environments, making detection harder. To protect against AI-powered cyberattacks, organizations must stay vigilant and adopt advanced cybersecurity tools and techniques that can detect and respond to these threats in a timely manner before they cause damage.
Financial Overview
A number of factors have contributed to our second quarter ended June 30, 2024 results of operations, the most significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•Decline in year-over-year revenue primarily driven by successful completion and ramp down of programs in Secure Networks.
•Growth in TSA PreCheck revenue driven by the increase in our TSA PreCheck enrollment locations.
•Reduction in gross margins primarily driven by the impact of increased amortization of software development costs.
•Lower operating costs primarily due to lower stock-based compensation expenses.

Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(dollars in thousands)
Revenue	$28,498	$32,911	$58,117	$68,133
Cost of sales	18,791	20,552	37,449	42,292
Gross profit	9,707	12,359	20,668	25,841
Gross margin	34.1%	37.6%	35.6%	37.9%
Research and development ("R&D") expenses	1,459	2,646	4,629	5,479
R&D expenses as percentage of revenue	5.1%	8.0%	8.0%	8.0%
Selling, general and administrative ("SG&A") expenses	16,892	19,180	33,121	42,799
SG&A expenses as percentage of revenue	59.3%	58.3%	57.0%	62.8%
Operating loss	(8,644)	(9,467)	(17,082)	(22,437)
Other income	1,064	1,649	2,316	4,145
Interest expense	(160)	(184)	(335)	(433)
Loss before income taxes	(7,740)	(8,002)	(15,101)	(18,725)
Provision for income taxes	(17)	(22)	(34)	(45)
Net loss	$(7,757)	$(8,024)	$(15,135)	$(18,770)
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
R&D expenses.
In the second quarter of 2024, R&D expenses decreased by $1.2 million, or 44.9%, compared to the same quarter in 2023. Similarly, R&D expenses decreased by $0.9 million, or 15.5%, for the six months ended June 30, 2024, compared to the same period in the prior year. The decreases in R&D expenses for both periods were primarily due to the completion of certain development projects in 2023 and lower stock-based compensation expenses, partially offset by lower capitalization and higher amortization expense.
SG&A expenses.
SG&A expenses for the three months ended June 30, 2024 decreased by $2.3 million, or 11.9%, compared to the same period in 2023. Likewise, SG&A expenses decreased by $9.7 million, or 22.6%, for the six months ended June 30, 2024, compared to the same period in the prior year. The decreases in SG&A expense for both periods were primarily due to the decline in stock-based compensation costs, depreciation and amortization expenses, and outside services, partially offset by an increase in labor costs.
In addition, there were $1.2 million of restructuring expenses for the six months ended June 30, 2023, with no similar charges in 2024.
Other income.
Other income decreased by $0.6 million for the three months ended June 30, 2024, compared to the same period in 2023, due to the change in dividend income from money market placements.
Other income for the six months ended June 30, 2024 was $2.3 million as compared to $4.1 million for the six months ended June 30, 2023. The decrease was primarily due to the gain on early extinguishment of other financing obligations of $1.4 million in fiscal year 2023, without a similar gain in fiscal year 2024. The remaining variance is attributable to the change in dividend income from money market placements.

Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(dollars in thousands)
Revenue	$17,867	$17,196	$36,507	$36,969
Cost of sales (excluding depreciation and amortization)	8,565	7,477	17,304	16,806
Depreciation and amortization	2,037	168	3,312	338
Total cost of sales	10,602	7,645	20,616	17,144
Gross profit	$7,265	$9,551	$15,891	$19,825
Gross margin	40.7%	55.5%	43.5%	53.6%
For the three months ended June 30, 2024, Security Solutions segment revenue slightly increased by $0.7 million, or 3.9%, compared to the same period in 2023, primarily due to the growth in TSA PreCheck, partially offset by contraction elsewhere in the portfolio.
Security Solutions segment revenue for the six months ended June 30, 2024, slightly decreased by $0.5 million, or 1.2%, compared to the same period in 2023, primarily due to the reductions in two large programs, partially offset by the growth in TSA PreCheck.
Security Solutions gross profit for the second quarter of 2024 decreased by $2.3 million, or 23.9%, compared with the same period in 2023. Likewise, segment gross profit for the six months ended June 30, 2024, decreased by $3.9 million, or 19.8%, compared to the same period in 2023. In addition, Security Solution gross margin for the second quarter of 2024 decreased from 55.5% to 40.7%, while year to date segment gross margin decreased from 53.6% to 43.5%. The decrease in gross profit and gross margin for the three and six months ended June 30, 2024, was primarily due to the increased amortization of software development costs and program mix within the portfolio.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(dollars in thousands)
Revenue	$10,631	$15,715	$21,610	$31,164
Cost of sales (excluding depreciation and amortization)	8,187	12,905	16,828	25,140
Depreciation and amortization	2	2	5	8
Cost of sales	8,189	12,907	16,833	25,148
Gross profit	$2,442	$2,808	$4,777	$6,016
Gross margin	23.0%	17.9%	22.1%	19.3%
Secure Networks segment revenue for the three months ended June 30, 2024, decreased by $5.1 million, or 32.4%, compared to the same period in 2023. Likewise, Secure Network segment revenue for the six months ended June 30, 2024 decreased by $9.6 million, or 30.7%, compared to the same period in 2023. The decrease in revenue for the three and six months ended June 30, 2024, is primarily due to the successful completion and ramp down of programs.
Gross profit for Secure Networks slightly decreased by $0.4 million, or 13.0%, for the second quarter of 2024, compared with the same period in 2023. Segment gross profit for the six months ended June 30, 2024, decreased by $1.2 million, or 20.6%, compared to the same period in 2023. The change in gross profit for the three and six months ended June 30, 2024, is primarily due to lower revenue, partially offset by improved margin across the portfolio.
Secure Networks gross margin increased to 23.0% for the second quarter of 2024 from 17.9% for the same period in 2023. Likewise, segment gross margin in the first half of 2024 increased from 19.3% in 2023 to 22.1% in 2024. The gross margin expansion, for the three and six months ended June 30, 2024, is primarily due to strong program management and favorable program mix.

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

Table MD&A 4: Reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	Margin	Amount	Margin	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(7,757)	(27.2%)	$(8,024)	(24.4%)	$(15,135)	(26.0) %	$(18,770)	(27.5) %
Other income	(1,064)	(3.7%)	(1,649)	(5.0%)	(2,316)	(4.0) %	(4,145)	(6.1) %
Interest expense	160	0.5%	184	0.5%	335	0.5%	433	0.6%
Provision for income taxes	17	0.1%	22	0.1%	34	0.1%	45	0.1%
Depreciation and amortization	3,491	12.2%	1,696	5.2%	6,620	11.4%	3,121	4.5%
EBITDA (Non-GAAP)	(5,153)	(18.1%)	(7,771)	(23.6%)	(10,462)	(18.0) %	(19,316)	(28.4) %
Stock-based compensation expense (1)	2,219	7.8%	7,745	23.5%	5,203	8.9%	17,244	25.3%
Restructuring (adjustments) expenses (2)	—	— %	(3)	— %	(10)	— %	1,197	1.8%
Adjusted EBITDA (Non-GAAP)	$(2,934)	(10.3) %	$(29)	(0.1) %	$(5,269)	(9.1) %	$(875)	(1.3) %
(1) The stock-based compensation expense to EBITDA is made up of stock-based compensation expense for the awarded RSUs, PSUs, and stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $2.4 million and $4.1 million for the three and six months ended June 30, 2024, respectively, and $5.7 million and $13.6 million, for the three and six months ended June 30, 2023, respectively. Stock-based compensation (adjustments) expense from other sources was $(0.2) million and $1.1 million for the three and six months ended June 30, 2024, respectively and $2.1 million and $3.7 million for the three and six months ended June 30, 2023, respectively. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted EBITDA.
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

Table MD&A 5: Reconciliation of Net Loss and GAAP EPS to Non-GAAP Adjusted Net Loss and Adjusted EPS
	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share

	(in thousands, except per share data)
Net loss	$(7,757)	$(0.11)	$(8,024)	$(0.12)	$(15,135)	$(0.21)	$(18,770)	$(0.27)
Adjustments:
Other income	(1,064)	(0.01)	(1,649)	(0.02)	(2,316)	(0.03)	(4,145)	(0.06)
Stock-based compensation expense (1)	2,219	0.03	7,745	0.11	5,203	0.07	17,244	0.25
Restructuring (adjustments) expenses (2)	—	—	(3)	—	(10)	—	1,197	0.01
Adjusted net loss (Non-GAAP measure)	$(6,602)	$(0.09)	$(1,931)	$(0.03)	$(12,258)	$(0.17)	$(4,474)	$(0.07)
Weighted-average shares of common stock outstanding, basic	72,017		69,424		71,323		68,804
(1) The stock-based compensation expense to net loss is made up of stock-based compensation expense for the awarded RSUs, PSUs, and stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $2.4 million and $4.1 million for the three and six months ended June 30, 2024, respectively, and $5.7 million and $13.6 million, for the three and six months ended June 30, 2023, respectively. Stock-based compensation (adjustments) expense from other sources was $(0.2) million and $1.1 million for the three and six months ended June 30, 2024, respectively and $2.1 million and $3.7 million for the three and six months ended June 30, 2023, respectively. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted Net (Loss) Income.
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

Table MD&A 6: Reconciliation of Gross Profit to Cash Gross Profit; Gross Margin to Cash Gross Margin
	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	Margin	Amount	Margin	Amount	Margin	Amount	Margin

	(dollars in thousands)
Gross profit	$9,707	34.1%	$12,359	37.6%	$20,668	35.6%	$25,841	37.9%
Adjustments:
Stock-based compensation expense — cost of sales	228	0.8%	225	0.7%	485	0.8%	551	0.8%
Depreciation and amortization — cost of sales	2,039	7.1%	170	0.5%	3,317	5.7%	346	0.5%
Cash gross profit (Non-GAAP)	$11,974	42.0%	$12,754	38.8%	$24,470	42.1%	$26,738	39.2%
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

Table MD&A 7: Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Net cash used in operating activities	$(7,990)	$(4,113)	$(8,340)	$(4,213)
Adjustments:
Purchases of property and equipment	(235)	(47)	(332)	(270)
Capitalized software development costs	(3,113)	(4,398)	(6,315)	(8,198)
Free cash flow (Non-GAAP)	$(11,338)	$(8,558)	$(14,987)	$(12,681)
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
As of June 30, 2024, we had cash and cash equivalents of $80.1 million and our working capital was $87.0 million.
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
Cash Flow

Table MD&A 8: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Six Months Ended
	June 30, 2024	June 30, 2023

	(in thousands)
Net cash used in operating activities	$(8,340)	$(4,213)
Net cash used in investing activities	(9,647)	(8,468)
Net cash used in financing activities	(1,168)	(3,176)
Net change in cash, cash equivalents, and restricted cash	$(19,155)	$(15,857)
Net cash used in operating activities for the six months ended June 30, 2024, was $8.3 million, an increase of $4.1 million compared to the same period in 2023. The change is primarily driven by the Company's operating losses, the timing of receipts of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Net cash used in investing activities for the six months ended June 30, 2024, increased by $1.2 million, compared to the same period of the prior year, primarily due to the cash outflow from the purchase of an investment of $3.0 million in 2024, with no similar transaction in 2023. This is partially offset by a decrease in capital expenditures in 2024.
Net cash used in financing activities for the six months ended June 30, 2024, decreased by $2.0 million, compared to the same period in 2023. This is primarily attributable to the decreases in payment of tax withholding related to net share settlement of equity awards of $0.4 million in the first half of 2024, compared with $1.6 million in the same period of 2023, and a $0.6 million payment for the Diamond Fortress Technologies ("DFT") holdback in February 2023, with no similar payment in 2024.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2023 Form 10-K, as filed with the SEC on March 15, 2024, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended June 30, 2024.
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
The Company's management, including the Company's CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number		Description
10.1	*	Amended and Restated 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K on May 22, 2024)
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	^	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104	+	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	Constitute a management contract or compensatory plan or arrangement
+	Filed herewith
^	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOS CORPORATION

/s/ John B. Wood	August 9, 2024
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	August 9, 2024
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding	August 9, 2024
By: Victoria Harding
Controller and Chief Accounting Officer (Principal Accounting Officer)