Form 10-Q
period 2024-09-30
TELOS CORP
filed 2024-11-12
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of November 5, 2024, the registrant had outstanding 72,380,609 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands, except per share amounts)
Revenue – services	$22,197	$34,385	$78,017	$94,866
Revenue – products	1,586	1,801	3,883	9,453
Total revenue	23,783	36,186	81,900	104,319
Cost of sales – services (excluding impairment loss, depreciation and amortization)	12,689	20,683	45,681	58,613
Cost of sales – products (excluding impairment loss, depreciation and amortization)	1,128	545	2,268	4,561
Impairment loss on intangible assets	5,333	—	5,333	—
Depreciation and amortization	1,490	1,945	4,807	2,291
Total cost of sales	20,640	23,173	58,089	65,465
Gross profit	3,143	13,013	23,811	38,854
Operating expenses:
Research and development expenses	2,409	2,805	7,038	8,284
Selling, general and administrative expenses	23,225	19,552	56,346	62,351
Impairment loss on intangible assets	6,373	349	6,373	349
Total operating expenses	32,007	22,706	69,757	70,984
Operating loss	(28,864)	(9,693)	(45,946)	(32,130)
Other income	983	1,222	3,299	5,367
Interest expense	(157)	(178)	(492)	(611)
Loss before income taxes	(28,038)	(8,649)	(43,139)	(27,374)
Provision for income taxes	(17)	(23)	(51)	(68)
Net loss	$(28,055)	$(8,672)	$(43,190)	$(27,442)

Net loss per share:
Basic	$(0.39)	$(0.12)	$(0.60)	$(0.40)
Diluted	$(0.39)	$(0.12)	$(0.60)	$(0.40)

Weighted-average shares outstanding:
Basic	72,309	69,571	71,654	69,062
Diluted	72,309	69,571	71,654	69,062
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)
Net loss	$(28,055)	$(8,672)	$(43,190)	$(27,442)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22	29	(34)	31
Actuarial loss on pension liability adjustment	—	—	(30)	—
Other comprehensive income (loss)	22	29	(64)	31
Comprehensive loss	$(28,033)	$(8,643)	$(43,254)	$(27,411)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$69,762	$99,260
Accounts receivable, net	14,881	30,424
Inventories, net	1,406	1,420
Prepaid expenses	12,017	7,520
Other current assets	1,253	1,367
Total current assets	99,319	139,991
Property and equipment, net	3,572	3,457
Finance lease right-of-use assets, net	5,696	6,612
Operating lease right-of-use assets, net	673	216
Goodwill	17,922	17,922
Intangible assets, net	29,627	39,616
Other assets	9,520	885
Total assets	$166,329	$208,699
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and other accrued liabilities	$6,289	$13,750
Accrued compensation and benefits	9,277	14,569
Contract liabilities	6,779	6,728
Finance lease obligations – current portion	1,839	1,730
Operating lease obligations – current portion	205	97
Other current liabilities	2,904	2,324
Total current liabilities	27,293	39,198
Finance lease obligations – non-current portion	8,126	9,518
Operating lease obligations – non-current portion	472	123
Deferred income taxes	849	813
Other liabilities	106	44
Total liabilities	36,846	49,696
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 72,380,609 shares and 70,239,890 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	111	109
Additional paid-in capital	447,513	433,781
Accumulated other comprehensive loss	(124)	(60)
Accumulated deficit	(318,017)	(274,827)
Total stockholders’ equity	129,483	159,003
Total liabilities and stockholders’ equity	$166,329	$208,699
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

	(in thousands)
Cash flows from operating activities:
Net loss	$(43,190)	$(27,442)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	14,017	22,462
Depreciation and amortization	9,368	5,987
Impairment loss on intangible assets	11,706	349
Deferred income tax provision	37	37
Accretion of discount in acquisition holdback	—	2
(Gain) loss on disposal of fixed assets	(13)	1
(Recovery from) provision for doubtful accounts	(28)	128
Amortization of debt issuance costs	52	51
Gain on early extinguishment of other financing obligations	—	(1,427)
Changes in other operating assets and liabilities:
Accounts receivable	15,571	14,517
Inventories	14	1,893
Prepaid expenses, other current assets, other assets	(10,049)	(4,106)
Accounts payable and other accrued payables	(8,161)	(14,942)
Accrued compensation and benefits	(5,266)	2,496
Contract liabilities	52	(670)
Other current liabilities	470	(2,703)
Net cash used in operating activities	(15,420)	(3,367)
Cash flows from investing activities:
Capitalized software development costs	(9,104)	(11,960)
Purchase of investment	(3,000)	—
Purchases of property and equipment, net	(381)	(350)
Net cash used in investing activities	(12,485)	(12,310)
Cash flows from financing activities:
Payments under finance lease obligations	(1,283)	(1,180)
Payment of tax withholding related to net share settlement of equity awards	(457)	(1,676)
Proceeds from exercise of stock options	149	—
Payment of DFT holdback amount	—	(564)
Repurchase of common stock	—	(139)
Payments for debt issuance costs	—	(114)
Net cash used in financing activities	(1,591)	(3,673)
Net change in cash, cash equivalents, and restricted cash	(29,496)	(19,350)
Cash, cash equivalents, and restricted cash, beginning of period	99,396	119,438
Cash, cash equivalents, and restricted cash, end of period	$69,900	$100,088
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at June 30, 2024	72,223	$111	$439,146	$(146)	$(289,962)	$149,149
Net loss	—	—	—	—	(28,055)	(28,055)
Foreign currency translation gain	—	—	—	22	—	22
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	132	—	(28)	—	—	(28)
Stock-based compensation	—	—	8,350	—	—	8,350
Issuance of common stock upon exercise of stock options	25	—	45	—	—	45
Balance at September 30, 2024	72,380	$111	$447,513	$(124)	$(318,017)	$129,483

Balance at June 30, 2023	69,467	$108	$426,656	$(53)	$(259,175)	$167,536
Net loss	—	—	—	—	(8,672)	(8,672)
Foreign currency translation gain	—	—	—	29	—	29
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	156	—	(90)	—	—	(90)
Stock-based compensation	—	—	5,218	—	—	5,218
Balance at September 30, 2023	69,623	$108	$431,784	$(24)	$(267,847)	$164,021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2023	70,240	$109	$433,781	$(60)	$(274,827)	$159,003
Net loss	—	—	—	—	(43,190)	(43,190)
Foreign currency translation loss	—	—	—	(34)	—	(34)
Actuarial loss on pension liability adjustment	—	—	—	(30)	—	(30)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,687	2	(459)	—	—	(457)
Stock-based compensation	—	—	12,424	—	—	12,424
Issuance of common stock upon exercise of stock options	83	—	149	—	—	149
Issuance of common stock for 401K match	370	—	1,618	—	—	1,618
Balance at September 30, 2024	72,380	$111	$447,513	$(124)	$(318,017)	$129,483

Balance at December 31, 2022	67,431	$106	$412,708	$(55)	$(240,405)	$172,354
Net loss	—	—	—	—	(27,442)	(27,442)
Foreign currency translation gain	—	—	—	31	—	31
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,415	1	(1,676)	—	—	(1,675)
Stock-based compensation	—	—	18,811	—	—	18,811
Issuance of common stock for 401K match	777	1	1,941	—	—	1,942
Balance at September 30, 2023	69,623	$108	$431,784	$(24)	$(267,847)	$164,021
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
On March 13, 2024, the Board of Directors unanimously approved the dissolution of Telos APAC, a pre-operating foreign subsidiary, pursuant to a plan of complete liquidation and dissolution. Telos APAC was dissolved on October 7, 2024.
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
Starting in the first quarter of 2024, we reclassified sales and marketing expenses and general and administrative expenses to be presented together as selling, general and administrative ("SG&A") expenses on the consolidated statements of operations. In the third quarter of 2024, we started presenting impairment losses as separate line items from research and development ("R&D") expenses on the consolidated statements of operations. The reclassifications had no net impact on gross profit, total operating expenses or net loss in the unaudited consolidated statements of operations.
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
Restructuring Expenses
From time to time, the Company initiates restructuring activities to execute management's strategy and optimize its cost structure. Restructuring activities may include streamlining its workforce or realignment of resources to support its business strategies and enhance operational efficiency.
2022 Restructuring Plan
As previously disclosed, in the fourth quarter of 2022, the Company committed to a restructuring plan to streamline its workforce and spending to better align its cost structure with its volume of business ("2022 restructuring"). The 2022 restructuring plan reduced the Company's workforce, with a majority of the affected employees separating from the business in early 2023. In connection with this restructuring plan, we incurred restructuring-related costs, including employee severance and related benefit costs. Employee severance and related benefit costs include cash payments, outplacement services and continuing health insurance coverage. Severance costs pursuant to ongoing-benefit arrangements are recognized when probable and reasonably estimated. Other related costs include external consulting and advisory fees related to implementing the restructuring plan. These costs are recognized at fair value in the period in which the costs are incurred.
The Company incurred a cumulative amount of $3.9 million of restructuring expenses, which is the total expected costs for this restructuring plan. The actions under this restructuring plan were substantially completed in fiscal year 2023 and were fully paid in the third quarter of 2024.
2024 Restructuring Plan
Beginning in the third quarter of 2024, the Company undertook another restructuring action in an effort to optimize its strategic priorities and cost structure ("2024 restructuring"). As part of the 2024 restructuring plan, the Company decided to discontinue the development and/or sale of selected solutions or parts of solutions, which resulted in the impairment of capitalized software assets and a reduction in workforce. The restructuring charges under the 2024 restructuring plan include severance and related benefit costs. The Company accrues severance and related benefit costs under the 2024 restructuring plan when it is probable that a liability exists and the amount is reasonably estimated.
As of September 30, 2024, the cumulative amount of incurred severance and benefit costs related to the 2024 restructuring plan was $1.4 million. The 2024 restructuring actions are expected to be completed and fully paid during the remainder of fiscal year 2024.
In addition, as a result of the Company's decision to abandon the development or sale of selected solutions in the third quarter of 2024, the Company wrote-off $6.4 million of its previously capitalized software assets. This was reported as an impairment loss on intangible assets under operating expenses on the unaudited consolidated statement of operations.

Table 2.1: Restructuring Expenses and Impairment Loss
	Statements of Operations	For the Three Months Ended		For the Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

		(in thousands)
2022 Restructuring Plan:
Severance and related benefit costs	SG&A	$—	$—	$(10)	$(103)
Other related costs	SG&A	—	—	—	1,300
2024 Restructuring Plan:
Severance and related benefit costs	Cost of sales	393	—	393	—
Severance and related benefit costs	R&D, SG&A	1,054	—	1,054	—
Total restructuring expenses		1,447	—	1,437	1,197
Impairment of intangible assets (1)	Impairment loss on intangible assets	6,373	—	6,373	—
Total restructuring expenses and impairment loss		$7,820	$—	$7,810	$1,197
(1) The recoverability evaluation of intangible assets resulted in an $11.7 million impairment loss, of which $5.3 million was recorded under cost of sales for the discontinued parts of certain solutions, and $6.4 million was recorded under operating expenses as a result of the restructuring plan (see Note 8 - Intangible Assets, Net).

At each reporting date, the Company evaluates its restructuring expense accrual to determine if the liabilities reported are still appropriate. Any changes in the estimated costs of executing the approved restructuring plans are reflected in the Company's unaudited consolidated statement of operations.

Table 2.2: Summary of Changes in Restructuring Expenses Accrual
Severance and related benefit costs (1)

(in thousands)
Balance at December 31, 2023	$400
Expenses	1,437
Cash payments	(490)
Balance at September 30, 2024	$1,347
(1) Restructuring expenses accrual is included within "Other current liabilities" on the Company's unaudited consolidated balance sheets (see Note 9 - Other Balance Sheet Components for further details).
Income Taxes
The period for which tax years are open, 2021 to 2023, has not been extended beyond the applicable statute of limitations. During September 2024, the Company was notified by the Internal Revenue Service that it is examining the Company's 2021 federal income tax return.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to our chief operating decision maker ("CODM") and the aggregate amount of other segment items included in each reported measure of segment profit or loss. The ASU also requires that a public entity disclose the title and position of the CODM within the Company and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended December 31, 2024, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended March 31, 2025. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating these new segment disclosure requirements and the impact of their adoption on our unaudited consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosure," which requires, on an annual basis, greater disaggregation of information about a reporting entity's effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The ASU also requires information on income taxes paid. This standard applies to all entities subject to income taxes and will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU should be applied on a prospective basis, although retrospective application is permitted. We are currently assessing the impact of the adoption of this ASU on our unaudited consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses." This standard requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. We are in the process of assessing the impact the adoption of this ASU on our unaudited consolidated financial statement.
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
The majority of our revenue is recognized over time, as control is transferred continuously to our customers, who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 78% and 81% of our revenue for the three and nine months ended September 30, 2024, respectively, and 89% of our revenue for the three and nine months ended September 30, 2023, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration.
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time when each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 22% and 19% of our revenue for the three and nine months ended September 30, 2024, respectively, and 11% of our revenue for the three and nine months ended September 30, 2023, respectively.
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
Our contracts may include various types of variable considerations and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we adjust our revenue when deemed necessary. No revenue adjustments were recorded during the three and nine months ended September 30, 2024, and 2023.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. No contract loss was recorded during the three months ended September 30, 2024. We recorded an immaterial contract loss during the nine months ended September 30, 2024. No contract losses were recorded during the three and nine months ended September 30, 2023.
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

Table 3.1: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Federal	$20,607	87%	$32,955	91%	$72,046	88%	$93,456	90%
State, local, and commercial	3,176	13%	3,231	9%	9,854	12%	10,863	10%
Total revenue	$23,783	100%	$36,186	100%	$81,900	100%	$104,319	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$18,293	77%	$27,809	77%	$63,308	77%	$80,116	77%
Time-and-materials	3,045	13%	3,504	10%	9,204	11%	10,608	10%
Cost plus fixed fee	2,445	10%	4,873	13%	9,388	12%	13,595	13%
Total revenue	$23,783	100%	$36,186	100%	$81,900	100%	$104,319	100%

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S. Department of Defense ("DoD")	46%	61%	53%	65%
U.S. Department of Homeland Security ("DHS")	16%	6%	15%	3%

Table 3.4: Contract Balances
	Balance Sheet Presentation	September 30, 2024	December 31, 2023

		(in thousands)
Billed accounts receivable (1)	Accounts receivable, net	$7,690	$17,818
Unbilled accounts receivable	Accounts receivable, net	3,857	8,022
Contract assets	Accounts receivable, net	3,334	4,584
Contract liabilities	Contract liabilities	6,779	6,728
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three and nine months ended September 30, 2024, which was included in the contract liabilities balance at the beginning of each reporting period, was $1.2 million and $5.7 million, respectively. Revenue recognized for the three and nine months ended September 30, 2023, which was included in the contract liabilities balance at the beginning of each reporting period, was $1.2 million and $5.3 million, respectively.
As of September 30, 2024, we had approximately $38.9 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 87% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	September 30, 2024	December 31, 2023

	(in thousands)
Billed accounts receivable	$7,738	$18,101
Unbilled accounts receivable	3,857	8,022
Contract assets	3,334	4,584
Allowance for credit losses (1)	(48)	(283)
Accounts receivable, net	$14,881	$30,424
(1) Includes provision for credit losses, net of recoveries.
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 92% and 91% of our billed and unbilled accounts receivable as of September 30, 2024, and December 31, 2023, respectively, were directly with U.S. government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses.

5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	September 30, 2024	December 31, 2023

	(in thousands)
Gross inventory	$2,165	$2,179
Allowance for inventory obsolescence	(759)	(759)
Inventories, net	$1,406	$1,420
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$16,425	$(13,551)	$2,874	$16,213	$(13,363)	$2,850
Leasehold improvements	3,395	(2,697)	698	3,211	(2,604)	607
Total	$19,820	$(16,248)	$3,572	$19,424	$(15,967)	$3,457

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)
Depreciation and amortization expense	$329	$548	$1,223	$1,700
7. GOODWILL
The goodwill balance was $17.9 million as of September 30, 2024, and December 31, 2023, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests, and, if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges were recorded for the three and nine months ended September 30, 2024, and 2023.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
		September 30, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(1,437)	$2,193	$3,630	$(1,097)	$2,533
Customer relationship	3	40	(40)	—	40	(32)	8
Software development costs	2 - 5	26,316	(14,255)	12,061	35,312	(12,256)	23,056
Subtotal		29,986	(15,732)	14,254	38,982	(13,385)	25,597
In-process software development costs (1)		15,373	—	15,373	14,019	—	14,019
Total		$45,359	$(15,732)	$29,627	$53,001	$(13,385)	$39,616
(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of balance sheet date, thus not yet amortized.

The Company evaluates its intangible assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2024, there were selected capitalized software projects for which the Company decided to discontinue the development and/or sale of all or a part of certain solutions and certain projects which the Company ceased use before the end of its useful life. As a result of the Company's decision to abandon the associated software, the Company wrote-off $11.7 million of the previously capitalized software costs, of which $5.3 million was recorded as "Impairment loss on intangible assets" under cost of sales and $6.4 million was recorded as "Impairment loss on intangible assets" under operating expenses in the Company's unaudited statement of operations for the three and nine months ended September 30, 2024. An impairment loss of $0.3 million was recorded under operating expenses for the three and nine months ended September 30, 2023, with no similar charges under cost of sales.
No impairment losses were recorded on other intangible assets during the three and nine months ended September 30, 2024, and 2023.

Table 8.2: Amortization Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)
Amortization expense related to:
Software development costs – cost of sales (1)	$1,402	$1,767	$4,509	$1,767
Software development costs – research and development	588	(19)	2,286	843
Other intangible assets – general and administrative	115	117	348	350
Total	$2,105	$1,865	$7,143	$2,960
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed is charged under cost of sales on the unaudited consolidated statements of operations.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Other Assets
	September 30, 2024	December 31, 2023

	(in thousands)
Investment (1)	$3,000	$—
Restricted cash	138	136
Other (2)	6,382	749
Other assets	$9,520	$885
(1) In March 2024, the Company made a $3.0 million investment in a privately held company via a simple agreement for future equity. The Company elected to apply the fair value option on this investment. The Company believes the fair value option best reflects the economics of the underlying transaction. During the three and nine months ended September 30, 2024, there were no changes in the fair value. This is categorized as Level 3 as a result of the non-marketable observable inputs.
(2) Includes long-term prepaid assets in the amount of $5.3 million as of September 30, 2024.

Table 9.2: Details of Accounts Payable and Other Accrued Liabilities
	September 30, 2024	December 31, 2023

	(in thousands)
Accounts payable	$2,796	$8,307
Accrued payables	3,493	5,443
Accounts payable and other accrued liabilities	$6,289	$13,750

Table 9.3: Details of Other Current Liabilities
	September 30, 2024	December 31, 2023

	(in thousands)
Other accrued expenses	$1,085	$1,427
Restructuring expenses accrual	1,347	400
Other	472	497
Other current liabilities	$2,904	$2,324

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
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3-to-1. We were in compliance with all covenants as of September 30, 2024.
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

The MPA provides that, if the customer terminates the DO for non-renewal and the Buyer reasonably concludes that the customer's actions constitute grounds for filing a claim with the customer's contracting officer, the Buyer and Telos will cooperate in preparing such a claim, which would be filed in Telos' name. During the third quarter of 2024, the Buyer, through Telos, filed a claim against the customer.
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
On May 28, 2024, the Company granted PSUs to certain senior executives and employees that could settle in up to 2,499,945 shares of its common stock. These PSUs may vest only if the Company achieves certain revenue and Free Cash Flow targets for fiscal year 2025. The Company also granted PSUs containing market conditions to certain executives that could settle in up to 6,875,000 shares of its common stock. These PSUs with market conditions may vest, in whole or in part, only if the Company's closing common stock price remains at or above certain specified stock prices for 50 consecutive calendar days prior to January 1, 2027.
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
The Company recognizes compensation expense for the performance-based awards with market conditions based on the grant-date fair value calculated using the Monte Carlo model, as described above. Stock-based compensation expense for the performance-based awards is estimated at each reporting date using management's expectation of the probable achievement of the specified performance targets and recognized over the requisite service period for each tranche on a graded-vesting basis.
Stock-based compensation expense recognized for restricted stock units and stock options granted to employees and non-employees is included in the unaudited consolidated statements of operations, net of adjustments. There were no income tax benefits recognized on the share-based compensation expense for the three and nine months ended September 30, 2024, and 2023.
In the second quarter of 2024, the performance targets for outstanding PSUs granted prior to 2024 were not probable of being achieved. Therefore, the Company recorded a cumulative catch-up adjustment for the change in its probability assessment, resulting in a $1.2 million decrease in stock-based compensation expense for the nine months ended September 30, 2024. The performance period for this PSU ended during the third quarter of 2024.

Table 11.1: Details of Stock Compensation Expense by Category
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)
Cost of sales – services	$115	$73	$600	$624
Research and development	188	328	(261)	1,945
Selling, general and administrative	8,511	4,817	13,678	19,893
Total	$8,814	$5,218	$14,017	$22,462

Restricted Stock

Table 11.2: Restricted Stock Unit Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2023	2,132,613	43,800	2,176,413	$5.07
Granted	1,780,180	10,710,226	12,490,406	3.47
Vested	(1,806,608)	—	(1,806,608)	4.41
Forfeited, cancelled, or expired	(65,506)	(43,800)	(109,306)	13.82
Unvested outstanding units as of September 30, 2024	2,040,679	10,710,226	12,750,905	$3.53
As of September 30, 2024, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $45.8 million. There was approximately $24.7 million of total compensation costs related to stock-based awards not yet recognized as of September 30, 2024, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.9 years.
Stock Options

Table 11.3: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2023	400,000	$1.80	9.4	$740,000
Granted	—	—
Exercised	(83,000)	1.80
Forfeited, cancelled, or expired	—	—
Outstanding option balance as of September 30, 2024	317,000	$1.80	8.6	$567,430
Exercisable stock option as of September 30, 2024	317,000	$1.80	8.6	$567,430
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of September 30, 2024.
The fair value of the stock options, including the stock options granted to directors, is expensed on a straight-line basis over the vesting period of one year, as the annual stockholders meeting is expected to occur at the same approximate time each year.
As of September 30, 2024, there were no unrecognized compensation costs related to non-vested stock options.
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
There were no share repurchases during the three and nine months ended September 30, 2024, and 2023. As of September 30, 2024, there was approximately $38.7 million of the authorization remaining for future common stock repurchases under the SRP.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Details of Changes in the Components of Accumulated Other Comprehensive Loss
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2023	$(167)	$107	$(60)
Other comprehensive loss	(34)	(30)	(64)
Balance as of September 30, 2024	$(201)	$77	$(124)

14. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive.

Table 14: Potentially Dilutive Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)
Weighted-average number of shares – unvested restricted stock units and stock options	524	667	869	522
For the three and nine months ended September 30, 2024, and 2023, the outstanding PSUs aggregating to 10,710,226 and 265,608 shares, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon certain conditions which were not satisfied by the end of the current quarter.
15. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, had been an employee of the Company since 1996. In January 2023, he tendered his resignation as an employee effective February 7, 2023. The amount earned by him as total compensation in 2023, including stock award and other benefits, was $249,000.
One of the Company’s directors also served as a consultant to the Company under a consultancy agreement that expired on December 31, 2023. The Company, at its election, paid the director a fixed amount, in the form of RSUs, for his services from January 1 through June 30, 2023. On January 3, 2023, the Company granted the director 16,859 RSUs, one-half of which vested on March 3, 2023, and the other half vested on May 18, 2023. From July 1 through December 31, 2023, the director was paid a fixed monthly retainer fee, plus additional fees and contingent bonus payments upon achievement of certain contract goals. Cash payments made for his consulting services were $32,000 for the three and nine months ended September 30, 2023.
16. SEGMENT INFORMATION
We operate our business in two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the business lines.
Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta®, Telos Automated Message Handling System ("Telos AMHS™") and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud or cybersecurity solutions during the period. The majority of the operating costs relate to labor, material, and overhead costs. Software sales have immaterial operation costs associated with them, thus yielding higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
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

Table 16: Results of Operations by Business Segment
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)
Revenues
Security Solutions	$18,332	$19,795	$54,839	$56,764
Secure Networks	5,451	16,391	27,061	47,555
Total revenue	23,783	36,186	81,900	104,319
Cost of sales (excluding impairment loss, depreciation and amortization)
Security Solutions	9,201	8,498	26,505	25,304
Secure Networks	4,616	12,730	21,444	37,870
Total cost of sales (excluding impairment loss, depreciation and amortization)	13,817	21,228	47,949	63,174
Impairment loss on intangible assets
Security Solutions	5,333	—	5,333	—
Secure Networks	—	—	—	—
Total impairment loss on intangible assets	5,333	—	5,333	—
Depreciation and amortization
Security Solutions	1,488	1,943	4,800	2,281
Secure Networks	2	2	7	10
Total depreciation and amortization	1,490	1,945	4,807	2,291
Gross profit
Security Solutions	2,310	9,354	18,201	29,179
Secure Networks	833	3,659	5,610	9,675
Total gross profit	3,143	13,013	23,811	38,854
Operating expenses (1)	32,007	22,706	69,757	70,984
Operating loss	(28,864)	(9,693)	(45,946)	(32,130)
Other income	983	1,222	3,299	5,367
Interest expense	(157)	(178)	(492)	(611)
Loss before income taxes	(28,038)	(8,649)	(43,139)	(27,374)
Provision for income taxes	(17)	(23)	(51)	(68)
Net loss	$(28,055)	$(8,672)	$(43,190)	$(27,442)
(1) This includes an impairment loss of $6.4 million for the three and nine months ended September 30, 2024, and $0.3 million for the three and nine months ended September 30, 2023.
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
17. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of such known matters will not have a material adverse effect on the Company's business or its unaudited consolidated financial statements as of September 30, 2024.

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
18. SUPPLEMENTAL CASH FLOW INFORMATION

Table 18.1: Details of Cash, Cash Equivalents, and Restricted Cash
	September 30, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$69,762	$99,260
Restricted cash (1)	138	136
Cash, cash equivalents, and restricted cash	$69,900	$99,396
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is included within "Other assets" on the unaudited consolidated balance sheets.

Table 18.2: Supplemental Cash Flow Information
	For the Nine Months Ended
	September 30, 2024	September 30, 2023

	(in thousands)
Cash paid during the period for:
Interest	$427	$548
Income taxes	100	147
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$626	$67
Capital expenditure activity in accounts payable and other accrued liabilities	1,041	173
Issuance of common stock for 401K match	1,619	1,943
Intangible assets transferred to extinguish other financing obligations	—	7,089

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
The restructuring initiatives carried out by the Company in fiscal year 2023 are exhibiting promising outcomes in fiscal year 2024 in the form of new business wins. The Company continues to optimize its solution portfolio, expand its business pipeline, strengthen new business proposals and build a healthy culture by engaging employees through improved synergy, performance management, and benefits. With this foundation established, the Company's current year priorities remain focused on strategically increasing its business development pipeline, effective execution of significant new business wins with our prime partners, and further expansion of TSA PreCheck® enrollment sites.
Business Environment
U.S. Budget
The fiscal year ("FY") 2024 budget appropriation was approved in March 2024 and has allowed federal departments and agencies to proceed with new program starts and acceleration for the final six months of the fiscal year. With the enactment of the Fiscal Responsibility Act ("FRA"), appropriations bills were marked up in the House and Senate in June and July. The FRA caps total base discretionary spending at $1.6 trillion for FY2024, with base defense spending capped at $886 billion (a three percent increase from FY2023) and base non-defense spending capped at $704 billion (up to a nine percent decrease from FY2023).
In March 2024, the U.S. President proposed the annual appropriations for FY2025 to fit within the tight caps set as part of last year's debt ceiling agreements. The Defense Department budget includes $850 billion in discretionary budget authority for 2025, a $34 billion or 4.1% increase from the 2023 enacted level. This growth is in alignment with levels agreed to in the FRA of 2023 and enables the DoD to make the investments necessary to execute the Administration's 2022 National Security Strategy and 2022 National Defense Strategy.
The President's FY2025 budget also proposed several increases for key cyber programs and initiatives. For FY2025, the White House had directed agencies to prioritize cyber investments in "secure by design" technologies and the modernization of legacy technology. The budget provides $13 billion in cybersecurity funding across civilian departments and agencies to advance the Administration's commitment to making cyberspace more resilient and defensible. The proposed FY2025 budget includes $3 billion for the Cybersecurity and Infrastructure Security Agency ("CISA"), a $103 million increase over the agency's current budget. CISA's 2025 cyber budget proposal also includes $469.8 million for the Continuous Diagnostics and Mitigation ("CDM") program, wherein the agency would use the CDM funding to complete mobile asset deployments, continued asset deployments, initiate Internet of Things ("IoT") activities in asset management, continue to fill gaps in identity and access management capabilities, and align the agency to Zero Trust use cases. In the wake of the President's executive order on artificial intelligence last fall, the 2025 budget proposal includes plenty of AI-related spending, much of which intersects with cybersecurity and AI safety. This includes $470 million to deploy Federal network tools, including endpoint detection and response capabilities; $394 million for CISA's internal cybersecurity and analytical capabilities; $41 million for critical infrastructure security coordination; and $116 million for critical infrastructure cyber event reporting.

Congress was unable to enact any of its annual appropriation bills before the start of FY2025 on October 1, 2024. Instead, Congress passed and the President has signed into law a Continuing Resolution ("CR") that will extend funding for the federal government until December 20, 2024. The CR provides minimal needed spending adjustments for certain programs to ensure that the federal government can receive adequate funding to operate for the duration of the CR. However, in the current political environment in Congress and with the presidential election in November 2024, it is highly questionable whether Congress and the President will reach an agreement on FY2025 appropriations bills within the duration of the CR. This means the Defense Department and the rest of the federal government will likely be restricted from beginning their planned expenditures in FY2025.
Cybersecurity Landscape
The scope of cybersecurity is on the edge of transformative changes. Cyber threats are not just escalating in frequency but are also becoming more sophisticated, thus challenging traditional security standards. In this rapidly evolving cybersecurity landscape, the need for vigilant defense is vital, and cybersecurity is a priority for organizations to mitigate their risk and keep safe from threats and exploitation. Understanding the threat environment and the impending trends (both current and future) is a matter of foresight and is crucial in designing effective security strategies. The Defense Department's budget continues to invest in cybersecurity programs to protect the nation from malicious cyber actors and cyber campaigns. These investments strengthen cyber protection standards for the defense industrial base ("DIB") and cybersecurity of DoD networks. With this growing threat, below are some trends to consider when looking at the cybersecurity landscape:
Addresses Emerging Cyber and Counterintelligence Threats: The FY2025 budget expands the Department of Justice’s ("DOJ") ability to pursue threats through investments in the FBI’s cyber and counterintelligence investigative capabilities. These investments sustain the FBI’s cyber intelligence, counterintelligence, and analysis capabilities and include funding to enhance those cyber response and counterintelligence capabilities. The budget also includes funding to expand a new section within the DOJ’s National Security Division to focus on cyber threats. These investments align with the National Cybersecurity Strategy that emphasizes a whole-of-nation approach to addressing ongoing cyber threats. Finally, the budget also provides for the DOJ to support the implementation of Executive Order 14110, “Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence.”
Rising Threats, Rising Liability: Ransomware remains arguably the most severe cyber threat to enterprises in the commercial, state, and local government and education sectors. Phishing is one of the top distribution channels for ransomware. Modern phishing attacks have become adept at bypassing traditional security measures, using more personalized and technically advanced tactics to deceive users. One reason for the rise of ransomware attacks is that it is exceedingly profitable for cybercriminals, and ransomware victims generally settle the ransom rather than restoring the system from backups or dealing with the fallout from a data breach. Aside from the financial costs of paying the ransom and restoring the system, the consequences of a successful ransomware attack can include damage to the organization's reputation, stolen sensitive data being used for malicious purposes, and loss of business.
The Nation's Critical Systems Are Still at Risk: Critical infrastructure and industrial IoT are among the categories at greatest risk of cyberattacks. The IoT continues its rapid growth, interconnecting an increasing number of devices. However, this expansion brings with it a host of security challenges. The widespread range of IoT devices make them attractive targets for cyberattacks, and their interrelated nature can lead to pervasive susceptibilities.
Navigating a Changing Regulatory Landscape and Compliance: The regulatory landscape governing cybersecurity is developing swiftly. Over time, the government mandates stronger security in highly regulated industries. These government initiatives and audit fatigue continue to burden highly regulated organizations, with automation solutions recognized as the most effective remedy for the many repetitive and redundant tasks that security compliance requires.
Additionally, the SEC adopted new rules on cybersecurity risk management, strategy, governance and incident disclosure by public companies. The required reporting of this information leads many companies to proactively establish policies that will improve their cyber risk management posture and enable them to better withstand heightened public and regulatory scrutiny.
Identity Assurance and Privacy Protection are Essential for Today's Enterprises: Identity and access management continue to be a major cybersecurity concern for organizations and individuals that need to ensure their security and protect their privacy. Trusted identities are essential to confidence in IT and physical security strategies and to the success of Zero Trust security models and architectures. The shift to a Zero Trust framework represents a fundamental change in approach in cybersecurity, focusing on identity and access management, continuous monitoring and robust authentication mechanisms to establish a secure digital environment.

Enhancing Identity Security: The shift towards biometric authentication methods is redesigning identity verification in the digital domain. Integrating biometrics with multi-factor authentication can provide a robust defense against unauthorized access.
Machine Learning: Artificial Intelligence ("AI") and Machine Learning are set to play a critical role in cybersecurity. Cybercriminals are using AI to launch more sophisticated attacks that can quickly adapt to changing environments, making detection harder. AI's advanced data analysis capabilities are increasingly used for defensive measures over time. To protect against AI-powered cyberattacks, organizations must stay vigilant and adopt advanced cybersecurity tools and techniques that can detect and respond to these threats in a timely manner before they cause damage. The DoD budget provides $455 million to extend the frontiers of AI for science and technology and to increase AI’s safety, security, and resilience. These investments enhance the DoD’s computing capabilities and support the development of AI testbeds to build foundation models for energy security, national security, and climate resilience as well as tools to evaluate AI capabilities to generate outputs that may represent nuclear, nonproliferation, biological, chemical, critical-infrastructure, and energy security threats or hazards.
Financial Overview
A number of factors have contributed to our third quarter ended September 30, 2024, results of operations, the most significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•The decline in our year-over-year revenue was primarily driven by the successful completion and ramp down of programs in Secure Networks without corresponding new business wins to backfill completed programs.
•The growth in TSA PreCheck revenue was driven by the increase in our enrollment locations.
•The reduction in our gross margins was driven by the impact of an impairment loss on intangible assets of $5.3 million and an increase in restructuring expenses of $0.4 million.
•Higher operating expenses were due to an impairment loss on intangible assets of $6.4 million and higher stock-based compensation expense.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024	September 30, 2023	Dollar Change	September 30, 2024	September 30, 2023	Dollar Change

	(dollars in thousands)
Revenue	$23,783	$36,186	$(12,403)	$81,900	$104,319	$(22,419)
Cost of sales	20,640	23,173	(2,533)	58,089	65,465	(7,376)
Gross profit	3,143	13,013	(9,870)	23,811	38,854	(15,043)
Gross margin	13.2%	36.0%		29.1%	37.2%
Operating expenses	32,007	22,706	9,301	69,757	70,984	(1,227)
Operating expenses as percentage of revenue	134.6%	62.7%		85.2%	68.0%
Operating loss	(28,864)	(9,693)	(19,171)	(45,946)	(32,130)	(13,816)
Other income	983	1,222	(239)	3,299	5,367	(2,068)
Interest expense	(157)	(178)	21	(492)	(611)	119
Loss before income taxes	(28,038)	(8,649)	(19,389)	(43,139)	(27,374)	(15,765)
Provision for income taxes	(17)	(23)	6	(51)	(68)	17
Net loss	$(28,055)	$(8,672)	$(19,383)	$(43,190)	$(27,442)	$(15,748)
Consolidated Results
Our business segments have different factors driving revenue fluctuations and profitability. The discussion of the changes in our revenue and gross margin are covered in greater detail in the following section, "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.

Operating expenses
In the third quarter of 2024, operating expenses increased by 41.0%, compared to the same quarter in 2023, primarily due to increases in impairment loss on intangible assets of $6.0 million, restructuring expenses of $1.1 million, and stock-based compensation expenses of $3.6 million.
For the nine months ended September 30, 2024, operating expenses decreased by 1.7%, compared to the same period in 2023, primarily due to a decrease in stock-based compensation expenses of $8.4 million, partially offset by an increase in impairment loss on intangible assets of $6.0 million.
Other income
The decrease in other income for the three months ended September 30, 2024, compared to the same quarter in 2023, was primarily due to the change in dividend income from money market placements.
Other income decreased for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the gain on early extinguishment of other financing obligations of $1.4 million in fiscal year 2023, without a similar gain in fiscal year 2024. The remaining variance is attributable to the change in dividend income from money market placements.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024	September 30, 2023	Dollar Change	September 30, 2024	September 30, 2023	Dollar Change

	(dollars in thousands)
Revenue	$18,332	$19,795	$(1,463)	$54,839	$56,764	$(1,925)
Cost of sales (excluding impairment loss, depreciation and amortization)	9,201	8,498	703	26,505	25,304	1,201
Impairment loss on intangible assets	5,333	—	5,333	5,333	—	5,333
Depreciation and amortization	1,488	1,943	(455)	4,800	2,281	2,519
Total cost of sales	16,022	10,441	5,581	36,638	27,585	9,053
Gross profit	$2,310	$9,354	$(7,044)	$18,201	$29,179	$(10,978)
Gross margin	12.6%	47.3%		33.2%	51.4%
For the quarter ended September 30, 2024, Security Solutions segment revenue decreased by 7.4%, compared to the same quarter in 2023. This was due to the reduction in revenue from a long-term program and the completion of a short-term program in the prior year, partially offset by the growth in TSA PreCheck. Further, Security Solutions segment gross profit for the third quarter of 2024 declined by 75.3%, compared to the same quarter in 2023, and segment gross margin for the three months ended September 30, 2024, decreased from 47.3% in 2023 to 12.6% in 2024. The gross margin decline was primarily due to an increase in costs related to the impairment loss on intangible assets and program mix within the portfolio.
For the nine months ended September 30, 2024, Security Solutions segment revenue decreased by 3.4%, compared to the same period in 2023. This was due to the reductions in revenue of two long-term programs and completion of a short-term program in the prior year, partially offset by the growth in TSA PreCheck. In addition, segment gross profit for the nine months ended September 30, 2024 decreased by 37.6%, compared to the same period in 2023, and segment gross margin declined from 51.4% in 2023 to 33.2% in 2024. The gross margin decline was due to increases in costs related to the impairment loss on intangible assets, higher amortization of software development costs, and program mix within the portfolio.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024	September 30, 2023	Dollar Change	September 30, 2024	September 30, 2023	Dollar Change

	(dollars in thousands)
Revenue	$5,451	$16,391	$(10,940)	$27,061	$47,555	$(20,494)
Cost of sales (excluding impairment loss, depreciation and amortization)	4,616	12,730	(8,114)	21,444	37,870	(16,426)
Depreciation and amortization	2	2	—	7	10	(3)
Cost of sales	4,618	12,732	(8,114)	21,451	37,880	(16,429)
Gross profit	$833	$3,659	(2,826)	$5,610	$9,675	(4,065)
Gross margin	15.3%	22.3%		20.7%	20.3%
For the quarter ended September 30, 2024, Secure Networks segment revenue decreased by 66.7%, compared to the same period in 2023, primarily due to the successful completion and ramp down of programs, without corresponding new business wins to backfill completed programs. Further, segment gross profit decreased by 77.2% in the third quarter of 2024, compared to the same quarter in 2023, primarily due to lower revenue. Gross margin declined from 22.3% in 2023 to 15.3% in 2024, primarily due to restructuring costs and revenue mix within the portfolio.
For the nine months ended September 30, 2024, Secure Networks segment revenue decreased by 43.1%, compared to the same period in 2023, primarily due to the successful completion and ramp down of programs without corresponding new business wins to backfill completed programs. Segment gross profit for the nine months ended September 30, 2024, decreased by 42.0%, compared to the same period in 2023, primarily due to lower revenue. By contrast, segment gross margin in the nine months ended September 30, 2024, slightly increased from 20.3% in 2023 to 20.7% in 2024, due to program mix and strong program management.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted Earnings Per Share ("EPS"), Adjusted Gross Profit, Adjusted Gross Margin, Cash Gross Profit, Cash Gross Margin and Free Cash Flow are useful in evaluating our operating and cash flow performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
We believe these non-GAAP financial measures facilitate comparison of our operating and cash performance on a consistent basis between periods by excluding certain items that may, or could, have a disproportionately positive or negative impact on our results of operations in any particular period. When viewed in combination with our results prepared in accordance with GAAP, these non-GAAP financial measures help provide a broader picture of factors and trends affecting our results of operations.
EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin are supplemental measures of operating and cash flow performance that are not made under GAAP and do not represent, and should not be considered as an alternative to net (loss) income as determined by GAAP. We define EBITDA as net (loss) income, adjusted for non-operating (income) expense, interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for stock-based compensation expense, impairment loss on intangible assets, and restructuring expenses (adjustments). We define EBITDA Margin as EBITDA as a percentage of total revenue. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue.
We believe that EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin provide the Board of Directors, management and investors with clear representation of our core operating performance and trends, provide greater visibility into the long-term financial performance of the Company, and eliminate the impact of items that do not relate to the ongoing operating performance of the business. Further, Adjusted EBITDA is used by the Board of Directors and management to prepare and approve our annual budget, and to evaluate the performance of certain management personnel when determining incentive compensation.

Table MD&A 4: Reconciliation of Net Loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	Margin	Amount	Margin	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(28,055)	(118.0%)	$(8,672)	(24.0%)	$(43,190)	(52.8) %	$(27,442)	(26.3) %
Other income	(983)	(4.1%)	(1,222)	(3.4%)	(3,299)	(4.0) %	(5,367)	(5.1) %
Interest expense	157	0.6%	178	0.5%	492	0.6%	611	0.6%
Provision for income taxes	17	0.1%	23	0.1%	51	0.1%	68	0.1%
Depreciation and amortization (3)	2,748	11.6%	3,215	8.9%	9,368	11.4%	6,336	6.0%
EBITDA (Non-GAAP)	(26,116)	(109.8%)	(6,478)	(17.9%)	(36,578)	(44.7) %	(25,794)	(24.7) %
Stock-based compensation expense (1)	8,814	37.1%	5,218	14.4%	14,017	17.1%	22,462	21.5%
Impairment loss on intangible assets (3)	11,706	49.2%	—	— %	11,706	14.3%	—	— %
Restructuring expenses (2)	1,447	6.1%	—	— %	1,437	1.8%	1,197	1.2%
Adjusted EBITDA (Non-GAAP)	$(4,149)	(17.4) %	$(1,260)	(3.5) %	$(9,418)	(11.5) %	$(2,135)	(2.0) %
(1) The stock-based compensation expense to EBITDA is made up of stock-based compensation expense for the awarded RSUs, PSUs, and stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $8.4 million and $12.4 million for the three and nine months ended September 30, 2024, respectively, and $5.2 million and $18.6 million, for the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense from other sources was $0.5 million and $1.6 million for the three and nine months ended September 30, 2024, respectively. No stock-based compensation from other sources was recorded for the three months ended September 30, 2023, while $3.8 million was recorded for the nine months ended September 30, 2023. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted EBITDA.
(2) The restructuring expenses include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
(3) Due to its immaterial amount, the impairment loss on intangible assets of $0.3 million for the three and nine months ended September 30, 2023 was reported as part of depreciation and amortization expenses in 2023.
Adjusted Net Loss and Adjusted EPS
Adjusted Net Loss and Adjusted EPS are supplemental measures of operating and cash flow performance that are not made under GAAP and do not represent, and should not be considered as an alternatives to net (loss) income and earnings per share as determined by GAAP. We define Adjusted Net Loss as net (loss) income, adjusted for non-operating (income) expense, stock-based compensation expense, impairment loss on intangible assets, and restructuring expenses (adjustments). We define Adjusted EPS as Adjusted Net Loss divided by the weighted-average number of common shares outstanding for the period.
Adjusted Net Loss and Adjusted EPS provide the Board of Directors, management and investors with clear representation of our core operating performance and trends, provide greater visibility into the long-term financial performance of the Company, and eliminate the impact of items that do not relate to the ongoing operating performance of the business.

Table MD&A 5: Reconciliation of Net Loss and GAAP EPS to Non-GAAP Adjusted Net Loss and Adjusted EPS
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share

	(in thousands, except per share data)
Net loss	$(28,055)	$(0.39)	$(8,672)	$(0.12)	$(43,190)	$(0.60)	$(27,442)	$(0.40)
Adjustments:
Other income	(983)	(0.01)	(1,222)	(0.02)	(3,299)	(0.05)	(5,367)	(0.08)
Stock-based compensation expense (1)	8,814	0.12	5,218	0.07	14,017	0.20	22,462	0.33
Impairment loss on intangible assets (3)	11,706	0.16	—	—	11,706	0.16	—	—
Restructuring expenses (2)	1,447	0.02	—	—	1,437	0.02	1,197	0.02
Adjusted net loss (Non-GAAP)	$(7,071)	$(0.10)	$(4,676)	$(0.07)	$(19,329)	$(0.27)	$(9,150)	$(0.13)
Weighted-average shares of common stock outstanding, basic	72,309		69,571		71,654		69,062
(1) The stock-based compensation expense to net loss is made up of stock-based compensation expense for the awarded RSUs, PSUs, and stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $8.4 million and $12.4 million for the three and nine months ended September 30, 2024, respectively, and $5.2 million and $18.6 million, for the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense from other sources was $0.5 million and $1.6 million for the three and nine months ended September 30, 2024, respectively. No stock-based compensation from other sources was recorded for the three months ended September 30, 2023, while $3.8 million was recorded for the nine months ended September 30, 2023. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company’s discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in out of quarter adjustments to this add back to Adjusted Net Loss.
(2) The restructuring expenses include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
(3) Due to its immaterial amount, the impairment loss on intangible assets of $0.3 million for the three and nine months ended September 30, 2023 was reported as part of depreciation and amortization expenses in 2023.
Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin and Cash Gross Margin
Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin and Cash Gross Margin are supplemental measures of operating and cash flow performance that are not made under GAAP and do not represent, and should not be considered as an alternatives to gross profit and gross margin as determined by GAAP. We define Adjusted Gross Profit as gross profit, plus stock-based compensation expense, impairment loss on intangible assets, restructuring expenses, as well as non-recurring items charged under cost of sales. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of total revenue. We define Cash Gross Profit as Adjusted Gross Profit, plus depreciation and amortization. We define Cash Gross Margin as Cash Gross Profit as a percentage of total revenue.
Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin and Cash Gross Margin provide management and investors a clear representation of the core economics of gross profit and gross margin without the impact of non-cash expenses and sunk costs expended.

Table MD&A 6: Reconciliation of Gross Profit to Adjusted Gross Profit and Cash Gross Profit; Gross Margin to Adjusted Gross Margin and Cash Gross Margin
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	Margin	Amount	Margin	Amount	Margin	Amount	Margin

	(dollars in thousands)
Gross profit	$3,143	13.2%	$13,013	36.0%	$23,811	29.1%	$38,854	37.2%
Adjustments:
Stock-based compensation expense – cost of sales	115	0.5%	73	0.2%	600	0.7%	624	0.6%
Impairment loss on intangible assets – cost of sales	5,333	22.4%	—	—%	5,333	6.5%	—	—%
Restructuring expenses – cost of sales	393	1.7%	—	—%	393	0.5%	—	—%
Adjusted gross profit (Non-GAAP)	8,984	37.8%	13,086	36.2%	30,137	36.8%	39,478	37.8%
Depreciation and amortization – cost of sales	1,490	6.2%	1,945	5.3%	4,807	5.9%	2,291	2.2%
Cash gross profit (Non-GAAP)	$10,474	44.0%	$15,031	41.5%	$34,944	42.7%	$41,769	40.0%
Free Cash Flow
Free Cash Flow is a supplemental measure of operating and cash flow performance that are not made under GAAP and do not represent, and should not be considered as an alternative to net cash flow (used in) provided by operating activities, as determined by GAAP. We define Free Cash Flow as net cash (used in) provided by operating activities, less net purchases of property and equipment, and capitalized software development costs.
We use Free Cash Flow to understand the cash flows that directly correspond with our operations and the investments we must make in those operations, using a methodology that combines operating cash flows and capital expenditures. Further, Free Cash Flow may be useful to management and investors in evaluating the Company's operating and cash flow performance and liquidity, and to evaluate the performance of certain management personnel when determining incentive compensation.

Table MD&A 7: Reconciliation of Net Cash (Used in) Provided by Operating Activities to Free Cash Flow
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)
Net cash (used in) provided by operating activities	$(7,080)	$846	$(15,420)	$(3,367)
Adjustments:
Purchases of property and equipment, net	(49)	(80)	(381)	(350)
Capitalized software development costs	(2,789)	(3,762)	(9,104)	(11,960)
Free cash flow (Non-GAAP)	$(9,918)	$(2,996)	$(24,905)	$(15,677)
EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Adjusted Gross Margin, Cash Gross Profit, Cash Gross Margin and Free Cash Flow each has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Adjusted Gross Margin, Cash Gross Profit, Cash Gross Margin and Free Cash Flow does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash and non-cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Adjusted Gross Margin, Cash Gross Profit, Cash Gross Margin and Free Cash Flow differently than we do, which limits their usefulness as comparative measures. Because of these limitations, neither EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Adjusted Gross Margin, Cash Gross Profit, Cash Gross Margin nor Free Cash Flow should be considered as a replacement for gross profit, gross margin, net (loss) income, earnings per share or net cash flows (used in) provided by operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

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
As of September 30, 2024, we had cash and cash equivalents of $69.8 million and our working capital was $72.0 million.
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
Cash Flow

Table MD&A 8: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Nine Months Ended
	September 30, 2024	September 30, 2023

	(in thousands)
Net cash used in operating activities	$(15,420)	$(3,367)
Net cash used in investing activities	(12,485)	(12,310)
Net cash used in financing activities	(1,591)	(3,673)
Net change in cash, cash equivalents, and restricted cash	$(29,496)	$(19,350)
Net cash used in operating activities for the nine months ended September 30, 2024, was $15.4 million, an increase of $12.1 million compared to the same period in 2023. The change is primarily driven by the Company's operating losses, the timing of receipts of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Net cash used in investing activities for the nine months ended September 30, 2024, slightly increased by $0.2 million, compared to the same period of the prior year, primarily due to the cash outflow from the purchase of an investment of $3.0 million in 2024, with no similar transaction in 2023. This is partially offset by a decrease of $2.8 million in capital expenditures in 2024.
Net cash used in financing activities for the nine months ended September 30, 2024, decreased by $2.1 million, compared to the same period in 2023. This is primarily attributable to the decreases in payment of tax withholding related to net share settlement of equity awards of $0.5 million in the first half of 2024, compared with $1.7 million in the same period of 2023, and a $0.6 million payment for the Diamond Fortress Technologies ("DFT") holdback in February 2023, with no similar payment in 2024.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2023 Form 10-K, as filed with the SEC on March 15, 2024, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended September 30, 2024.
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
The Company's management, including the Company's CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

TELOS CORPORATION

/s/ John B. Wood	November 12, 2024
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	November 12, 2024
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding	November 12, 2024
By: Victoria Harding
Controller and Chief Accounting Officer (Principal Accounting Officer)