Form 10-K
period 2024-12-31
TELOS CORP
filed 2025-03-10
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $212.6 million based upon the last reported sale price of the registrant's common stock on The Nasdaq Stock Market LLC as of the close of business on that day.
As of March 3, 2025, the registrant had outstanding 72,552,120 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
Business Overview
Telos Corporation is a Maryland corporation headquartered in Ashburn, Virginia. Telos Corporation, together with its subsidiaries (the "Company" or "Telos" or "We"), offers technologically advanced, software-based security solutions that empower and protect the world's most security-conscious organizations against rapidly evolving, sophisticated and pervasive threats. Our portfolio of security products, services and expertise endows our customers with capabilities to reach new markets, serve their stakeholders more effectively, and successfully defend the nation or their enterprise with confidence in their security and privacy.
Our mission is to protect people, organizations, and information through trusted solutions that proactively manage risk, compliance, and persistent digital identity. We do this by developing robust, reliable, and uncompromising solutions for our customers, creating a workplace that engages and inspire our employees, and providing value to our shareholders to ensure a lasting legacy of excellence. In the current global environment, our mission is more critical than ever. The emergence of each new information and communications technology ("ICT") introduces new vulnerabilities, as security is still too often overlooked in solution development. Networks and applications meant to enhance productivity and profitability often jeopardize an organization due to poor planning, misconfiguration, or an unknown gap in security. Ransomware, insider threats, cybercrime, and advanced persistent threats continue to menace public and private enterprises across all industries.
Cybersecurity, cloud security, and enterprise security of the modern organization share much in common, yet also call for a diverse range of skills, capabilities, and experience in order to meet the requirements of security-conscious customers. Our vision is to create a more secure, interconnected world as the trusted leader in innovative digital security solutions that safeguard people, organizations, and information. Decades of experience in developing, orchestrating, and delivering solutions across these three domains give us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level. Our experience in addressing challenges in one area of an enterprise helps us meet requirements in others. We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges. Our security solutions span these three domains: cybersecurity, cloud security and enterprise network security.
Our Business Segments
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
Security Solutions Segment:
The Security Solutions segment focuses on cybersecurity, cloud, identity solutions, and secure messaging. Cybersecurity solutions help our customers ensure the ongoing security, integrity and compliance of their on-premises and related cloud-based systems by reducing threats and vulnerabilities to foil cyber adversaries before they can attack. Our security engineers and subject matter experts assess our customers' cybersecurity environments and design, engineer, and operate systems needed to strengthen their cybersecurity postures. Our cloud solutions leverage the specialized skills and experience needed to help our customers plan, engineer, execute, and accelerate secure cloud migrations while assuring ongoing management and security of enterprise cloud technology environments. Our identity solutions deliver digital identity, biometric, and nationwide enrollment services and address Know Your Customer and identity management challenges for enterprises working within regulated and critical infrastructure environments. Our secure messaging services are used to securely transmit messages that provide direction and establish a formal position, commitment, or responses requiring the authority of an organization. Security Solutions represented 71% and 53% of total revenues for fiscal years 2024 and 2023, respectively.

The Security Solutions segment offers the following solutions and services:
~~•~~Xacta®:
Xacta® is a premier platform for enterprise cyber risk management and security compliance automation, delivering security awareness for systems in the cloud, on-premises, and in hybrid and multi-cloud environments. Xacta delivers automated cyber risk and compliance management solutions to large commercial and government enterprises. Across the United States ("U.S.") federal government, Xacta is a leading commercial cyber risk and compliance management solution. With use cases including cyber risk management, risk remediation management, security authorization, compliance management, audit management, inventory management, vulnerability management, continuous compliance monitoring, and vendor and supply chain risk management, Xacta administers the key elements of more than 100 leading regulations and policies for IT security compliance, including the National Institute of Standards and Technology ("NIST") Risk Management Framework ("RMF"), RMF for Department of Defense ("DoD") IT, Committee on National Security Systems Instruction No. 1253, NIST Cybersecurity Framework, the Federal Risk and Authorization Management Program ("FedRAMP") and the DoD's Cybersecurity Maturity Model Certification ("CMMC") program.
•Cybersecurity Services:
We offer solutions and services for the full cybersecurity lifecycle, including Risk Management Framework ("RMF") consulting services, assessment and compliance, engineering and evaluation, operations, and penetration testing. With a pedigree in information and cybersecurity that spans three decades, our multi-certified cybersecurity personnel provide services and solutions that deliver continuous security assurance for business, government, and public sector critical infrastructure.
~~•~~Telos Automated Message Handling System ("Telos AMHS™"):
Telos AMHS is a web-based organizational message distribution and management solution for mission-critical communications; the recognized gold standard for organizational messaging in the U.S. government. Telos AMHS is used by military field operatives for critical communications on the battlefield using the Defense Information System Agency's Organizational Messaging Service and its specialized communications protocols. Telos AMHS is also used by the Intelligence Community ("IC") for timely situational awareness and assessment reporting utilizing the Director of National Intelligence's Information Transport Service, Organizational Messaging data standards and computing infrastructure. Because Telos AMHS supports timely and reliable delivery for authoritative communications, its uses include terrorist warnings, "eyes-only" messages, military execution orders, intelligence information, overflight clearances, and Emergency Action Messages for nuclear command and control. Information exchanged at this level and for these purposes requires operational requirements for time-sensitive, guaranteed delivery, precedence, high availability, and reliability.
~~•~~Digital Identity Solutions:
◦IDTrust360® is an enterprise digital trusted identity risk platform for extending flexible hybrid cloud identity services. This platform is enabled for mobile, enterprise environments and custom digital identity services that mitigate threats by integrating advanced technologies that fuse biometrics, credentials, and other identity-centric data used to continuously monitor trust. IDTrust360 is a commercially owned and operated platform with direct interfaces to the Federal Bureau of Investigation's ("FBI") criminal records, Department of Homeland Security's ("DHS") terrorist watch list service, U.S. Department of Treasury's pay.gov, other government identity risk management systems, and numerous commercial identity, intelligence, and risk-based data sources. We actively engage with federal customers to integrate vital event records, government identification document records, and other fingerprint-based biometric records hosted across multiple agencies. This enables Telos to offer NIST-compliant digital identity services aligned with federal security mandates.
◦ONYX®, a mobile touchless fingerprint software development kit, enables secure biometric authentication by leveraging standard smartphone cameras to capture and process high-quality fingerprint images without physical contact. It uses artificial intelligence (“AI”) neural networks for finger detection and automatic acquisition, along with a patented image processing algorithm to generate precise, machine-matchable fingerprints. Targeting markets such as financial services, healthcare, government, and enterprise security, ONYX is ideally suited for use cases including mobile banking, field identification for law enforcement, telemedicine identity verification, secure access control, and remote onboarding. Its value proposition lies in delivering a cost-effective, scalable, and user-friendly biometric solution that eliminates the need for specialized hardware, enhances security with liveness detection, and supports seamless integration across iOS and Android platforms, empowering organizations to strengthen identity management and combat fraud efficiently

Telos’ sovereign, reusable Identity-as-a-Service Solution ("IDaaS") is designed for the use of government agencies, mobile network operators, banking organizations and others who need to incorporate a zero-trust method of identity verification into existing know-your-customer and onboarding processes, while striving to remain in front of international data protection and privacy regulations. This user-controlled system empowers individuals to hold and manage their own identity data, presenting it securely to relying parties or verifiers while ensuring trust through server-side biometric authentication powered by our proprietary ONYX technology. Organizations leveraging the IDaaS solution offered by Telos save on the cost and effort of onboarding new users without worrying about the complexities of verifying individual identities. The solution provides fully proofed and vetted reusable identities to reduce risk across all identity-related enterprise events, and fosters trust across markets such as financial services, healthcare, government, and enterprise security for use cases like digital wallets, remote onboarding, and secure access control. We maintain government certifications and designations that distinguish Telos ID, including TSA PreCheck® enrollment provider, Aviation Channeling Services provider, FBI-approved Channeler, and Financial Industry Regulatory Authority Electronic Fingerprint Submission provider.
Secure Networks Segment:
With a focus on enterprise security, the Secure Networks segment provides secure networking architectures and solutions to our customers through secure mobility solutions and network management and defense services. Our net-centric solutions enable collaboration and connectivity to increase efficiency, reduce costs, and improve mission outcomes. Telos provides an extensive range of wired and wireless, fixed and deployable, classified and unclassified voice, data, and video secure network solutions and services to support defense and civilian missions. Our capabilities include network design, operations and sustainment, system integration and engineering, network security and compliance, deployable comms, service desk, defensive cyber operations, and program management. Secure Networks represented 29% and 47% of total revenues for the years ended December 31, 2024 and 2023, respectively.
The Security Networks segment offers the following solutions and services:
•Secure Mobility:
We offer solutions for business and government that enable work off-premise and minimize operational and security concerns across and beyond the enterprise. Our secure mobility team brings credentials to every engagement, supplying deep expertise and experience, highly desirable clearances and industry-recognized certifications for network engineering, mobility, and security. We also offer secure mobility professional services, such as consulting and deployment services, to deliver integrated communications solutions that meet even the most complex needs of civilian, defense, and commercial customers.
•Network Management and Defense:
We provide services for operating, administrating, and defending complex enterprise networks and services for defensive cyber operations. Our diverse network management and defense capabilities address common and uncommon requirements in many industries and disciplines, from military to government agencies. Telos network engineers, security specialists, and program managers are experienced with advanced DoD and federal networks and are certified in the leading tools, technologies, and best practices for network management and administration. We ensure the consistency and continuity of network management services required in today's mission-critical network environments.
Drivers for Future Growth
We are pursuing multiple strategies in order to grow our business, which include:
•Ramp our pre-existing programs. Capitalizing on organic growth opportunities is a key to our core business. Our strategy includes increasing the scope of our existing contracts through renewal or expansion of our offerings.
•Rebuild our contract vehicles portfolio. Notable contracts with our key customers, mainly U.S. federal government agencies, require bidders to be pre-approved on registered contract vehicles. We strive to have prime or subcontractor positions on a wide range of contracts to allow our customers and potential customers an opportunity to access our solutions and services through Indefinite Delivery / Indefinite Quantity ("IDIQ") and definite contract vehicles.
•Broaden our reach within the U.S. federal government. We have historically focused on the U.S. federal government and believe we are an established leader in providing security solutions to federal agencies. Nonetheless, we believe the U.S. federal government continues to represent a significant growth opportunity, and we expect to continue to invest in products and solutions to serve additional customers within the U.S. federal government.
For example, Xacta is included on DHS's Continuous Diagnostics and Mitigation Approved Product List to provide federal agencies with innovative security tools, which we believe presents us with an excellent opportunity to pursue contracts with additional federal agencies. In addition, Xacta is available for use in the Amazon Web Services ("AWS") GovCloud (U.S.), Oracle and Azure Government.

•Leverage our diverse security solutions to target market expansion. Our offerings are designed to have broad applications and include cloud and network security risk and compliance, secure messaging, and identity vetting through biometric capture and analysis. We believe we are well-positioned to sell our capabilities into a dynamic and growing commercial opportunity set and will continue innovating to address emerging and unique requirements.
For example, we have leveraged core Xacta functionality to meet the needs of large financial services and customer relationship management ("CRM") firms. We have also leveraged our U.S. federal government identity management qualifications to improve the speed and accuracy of vetting results for more than 100 airports, air carriers, and general aviation operators across the country. We intend to continue innovating and developing additional offerings for cloud, mobile, and Internet of Things ("IoT") devices.
•Pursue strategic investments and partnerships. We believe that our markets remain fragmented, with many niche players providing limited product solutions targeting narrow customer segments. Given the breadth of our solution set and our customer end markets, we believe we are well-positioned to opportunistically invest in and/or build partnerships with smaller companies, and incorporate their technology or deploy their solutions across a larger customer set. We believe a targeted and opportunistic investment strategy will be a force multiplier for our organic growth opportunity.
•Invest strategically into groundbreaking research and development for our intellectual property. We believe artificial intelligence – large language models can offer an unparalleled advantage to our customers in automation and cost savings, a cornerstone of our Xacta platform. Telos has begun making strategic investments to bring meaningful AI capabilities to our platform.
Our Customers
Our primary customers include the U.S. federal government, large commercial businesses, state and local governments, and international customers. Our consolidated revenues are largely attributable to prime contracts or subcontracts with our contractors engaged in work for the U.S. government, with the remaining attributable to state and local governments, and commercial markets.
Our U.S. federal government customers include the DoD, the IC, and multiple civilian and public sector agencies, including DHS, the U.S. Department of Justice, the U.S. Department of Energy, the U.S Department of the Treasury, the U.S. Social Security Administration, the U.S. Environment Protection Agency, and more. These customers have a number of subsidiary agencies with separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Our commercial customers include some of the largest technology, communications, and professional services companies in the U.S.
Sales and Marketing
As part of our sales and marketing investments, we also make corporate investments in functional areas such as contracts, solution architects, lead generation tools, and operations to ensure our back-office systems and processes scale for business growth.
Sales
We sell our products and services leveraging a direct sales approach, with a small subset being executed through a handful of partner organizations. Our customer acquisition success extends to commercial customers and vendors seeking to do business with the U.S. federal government, however our largest portion of revenue lies with the U.S. government itself.
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
Partner Organizations
Our sales team works with partner organizations like AWS, Microsoft Azure, and IBM to pursue mutual customers and leverage their marketplace platforms and marketing programs.

Marketing
We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, trade show exhibitions, speaking engagements, and digital marketing. We will continue investing in these activities and targeting additional vertical-specific content creation, targeted advertising and brand awareness campaigns, social media campaigns, and search engine marketing.
Our sales team works hand in hand with our marketing team and various subject matter experts to develop targeted awareness campaigns for our various solutions that generate valuable leads and contacts.
Research and Development
We developed proprietary software-based solutions in various platforms related to security and cyber risk management. We invest substantial resources in research and development to innovate new solutions, enhance our offerings and grow opportunities by developing new features and modules for our existing platforms. See Note 2 - Significant Accounting Policies (under the caption "Research and Development") included in our notes to consolidated financial statements.
We are leveraging our improved agile innovation and rapid automated development practices to rapidly establish prototypes that we can fully test for suitability and to pre-establish enterprise risk level across a variety of government networks and clouds. We are committed to and view our continued investment in research and development as a key factor to our long-term business success.
Human Capital Resources
As of December 31, 2024, we had 519 employees, of which 504 were full-time employees. As of December 31, 2024, approximately 89% of our workforce was located in the United States. Approximately 294 of our U.S.-based employees held U.S. security clearances, and 26% self-identified as veterans of U.S. military service as of that date. Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider relations with our employees to be good.
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
These values are woven throughout the fabric of Telos; they are reflected in our hiring practices, reinforced regularly, and reviewed during appraisals. Employees are encouraged to challenge themselves and each other to exhibit the core values in all activities.
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
As part of our effort to improve our disclosures around human capital issues, we provided a public report pursuant to the Sustainability Accounting Standards Board ("SASB") Software & IT Service Standard, which addresses, in part, metrics relating to recruiting and managing a global, diverse and skilled workforce.
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

We continuously make improvements to our employee value proposition, including enhancements on benefits available to employees, increasing paid time off and parental leave, accelerating the vesting period for stock matched by the Company in employees' 401(k) plans, instituting a new performance management program, and various supplemental programs to support our employees' physical, mental and financial well-being.
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
We are committed to providing a work environment free of discrimination and harassment, where our employees can do their best work, bring their whole selves to work, feel supported, and in turn, support others. We strive to create a working environment where everyone feels included and respected and has an equal opportunity to contribute. We promote collaboration and encourage employees to maximize their potential by bringing varied views, experiences, and perspectives to their work. Our objective is to continue to improve our hiring, development, training, advancement, and retention of talent and to foster a synergistic environment at Telos.
Seasonality
We generally experience seasonality due to our key customers' fiscal year ends and procurement cycles. We derive a substantial portion of our revenue from the U.S. government, whose fiscal year ends on September 30 of each year, which may impact our third fiscal quarter. In addition, our quarterly results may be impacted by the number of working days in a given quarter. See "Risk Factors — We are subject to the seasonality of U.S. government spending."
Government Contracts and Regulation
Our business is heavily regulated, and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government and other contracts. U.S. government contracts generally are subject to the Federal Acquisition Regulation ("FAR") and Defense Federal Acquisition Regulation Supplement ("DFARS"), which sets forth policies, procedures and requirements for acquiring goods and services by the U.S. government, and agency-specific regulations that implement or supplement the FAR or DFARS. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, security, contract pricing and cost, contract termination, and adjustments and audit requirements. These laws and regulations, among other things:
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
U.S. government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to increasingly purchase services and products using contracting methods that allow them to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single-award contracts. The predominant contracting methods through which U.S. government agencies procure services and products include definitive award contracts, IDIQ contracts, Blanket Purchase Agreements ("BPAs"), U.S. General Service Administration ("GSA") schedule contracts and other transactional agreements ("OTA").
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
These regulations and risks are described in more detail below under Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Environmental, Social, and Governance Matters
We strive to operate our business in an environmentally responsible manner and in support of sustainable long-term financial performance. Our Environmental, Social and Governance ("ESG") task force is charged with addressing climate and environmentally-related risks and opportunities, including our publicly-disclosed climate transition plan. The Company publicly reports certain climate change-related information via CDP and provides public sustainability disclosures using the SASB Software & IT Service Standard. By making these disclosures, however, we have not concluded that the information disclosed is material to our business and this information is not incorporated by reference into and is not a part of this Annual Report on Form 10-K. The Board of Directors authorized the Nominating and Corporate Governance Committee to oversee the Company's ESG efforts, which include climate-related risks and opportunities.
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
We routinely experience cybersecurity threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers, prime and subcontractors, and joint venture partners. We experience similar security threats at customer sites that we operate and manage as a contractual requirement. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. While we have security measures in place to protect our data and the data of our customers or end-users of our services, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
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
To the extent possible, these risks are mitigated by our ability to maintain and improve information security governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Although we have developed systems and processes designed to assess, identify, and manage material cybersecurity risks, we can provide no assurances that such systems and processes will provide absolute security. In the normal course of business, we are the target of malicious cyberattack attempts. To date, any such attempts have not been material to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material.
A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers' systems or data, including intellectual property, proprietary, sensitive, or other confidential information. A security breach or incident could result in the unauthorized disclosure of large quantities of our customers' personally identifiable information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal and financial exposure and liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation.

If our customers do not renew their subscriptions or contracts for our solutions and services and expand our relationships with them, our revenue could decline and our results of operations would be adversely impacted.
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
Our future success also depends in part on our ability to expand our relationships with our current customers by selling additional features, solutions and services, more subscriptions or enhanced editions of our solutions and services. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior leaders. Similarly, the rate at which our customers purchase new or enhanced solutions and services depends on a number of factors, some of which are beyond our control.
If our efforts to maintain and expand our relationships with our existing customers are not successful, our business could be harmed.
The U.S. government may terminate, cancel, delay, modify or curtail our contracts at any time prior to completion and, if we do not replace them, this may adversely affect our future revenues and could adversely impact our earnings.
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
First, the process may be delayed or disrupted. Changes in congressional schedules, administration priorities, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, funds for multi-year contracts can be changed in subsequent years in the appropriations process. In addition, the U.S. government has increasingly relied on IDIQ contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an element of uncertainty to future funding levels. Delays in the funding process or changes in funding or funding priorities can impact the timing of available funds or can lead to changes in program content, delay or termination at the government's convenience.
Any decisions by the U.S. government to not exercise contract options or to terminate, cancel, delay, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.
Federal government spending reductions, workforce changes, and policy shifts may impact our existing operations and future opportunities for new contracts.
Uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress, and what challenges budget reductions will present for us and our industry generally. The current administration's efforts to reduce the size and spending of the federal government pose several potential risks to our operations. The focus on reducing government spending may lead to fewer contracts being awarded, reduced contract values, or delays in the awarding of contracts. Changes in federal priorities may result in a shift away from governance, risk and compliance software solutions, cybersecurity, and digital identity services, potentially reducing demand for our offerings.
Budgetary constraints and spending freezes may lead to delays in contract awards and renewals, as well as modifications or terminations of existing contracts. This could disrupt our revenue streams and require adjustments to our operations and workforce. As federal agencies adjust their spending priorities, there may be a reduction in new business opportunities, limiting our growth prospects and market expansion efforts.
Terminations, reductions in force, and hiring freezes within federal agencies may lead to a loss of institutional knowledge and expertise, resulting in delays or disruptions in project execution. Workforce shortages may also affect contract management and oversight, impacting the quality and timeliness of our service delivery.
The uncertainty surrounding federal budget allocations, workforce changes, and policy shifts may hinder our ability to execute long-term strategic initiatives and build and maintain long-term relationships with key government stakeholders. As federal agencies face staffing challenges and budget constraints, there may be increased competition among contractors for limited government resources and attention, leading to more stringent contract terms and lower profit margins.

We continue to monitor these developments closely and are actively engaging with stakeholders to mitigate potential adverse impacts. However, there can be no assurance that we will be able to fully offset the effects of any reductions in federal government spending, workforce changes, or policy shifts on our business operations and customer relationships.
We are dependent on a few key customer contracts for a significant portion of our future revenue, and a significant reduction in goods and services or delay in implementation to one or more of these contracts would reduce or delay our future revenue and could materially affect our anticipated operating results.
A small number of our large customer contracts are expected to comprise a significant portion of our future revenue. Our business will likely be harmed if any of our key customer contracts generate less revenue than we forecast, and the termination or delay of a large contract or multiple contracts could have a material adverse effect on our revenue and profitability. Adverse events affecting the programs subject to these contracts, such as a significant decline in the traveling public or any significant supply chain delay, could also negatively affect our ability to process transactions under those contracts, which could adversely affect our revenue and the results of operations.
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
We are also substantially dependent on the continued service of our existing highly trained and skilled personnel, particularly our business development and operations group, because of the complexity of our services and technologies. The technology industry is subject to substantial and continuous competition for engineers and other subject matter experts with high levels of experience in designing, developing and managing software, cybersecurity, and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. Competition for skilled personnel is intense and many U.S. government programs also require contractors to have security clearances, which can be difficult and time-consuming to obtain.
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
Many of our U.S. government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect this will continue. There is often significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:
•From time to time we expend substantial funds and time to prepare bids and proposals for contracts that are ultimately awarded to one of our competitors;
•From time to time we are unable to accurately estimate the resources and costs that will be required to perform any contract we are awarded, which results in substantial cost overruns and decreased margins;
•From time to time we encounter expense and delay when our competitors protest or challenge awards of contracts, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract;
•From time to time the protest of contracts awarded to us results in the delay of program performance and the generation of revenue while the protest is pending; and
•From time to time we are not given the opportunity to re-compete for U.S. government contracts previously awarded to us, and we may incur expenses to protest such a decision and ultimately may not succeed in competing for or winning such contract renewal.

The U.S. government contracts for which we compete typically have multiple option periods, and if, as happens from time to time, we fail to win a contract or a task order, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon re-competition, it may result in additional costs and expenses and possible loss of revenue, and we will not have an opportunity to compete for these contract opportunities again until such contracts expire.
Our competitive position and future profitability depend, in part, on our ability to develop new technologies.
Our ability to increase revenue from existing customers and attract new customers will depend, in part, on our ability to anticipate and respond effectively to rapid technological changes and market developments. Virtually all of the products we produce and sell are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. The government market in which we primarily operate is characterized by rapidly changing technologies. The product or program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance in part depends on our ability to identify emerging technological trends, devote adequate research and development resources, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. If we fail to effectively anticipate, identify and respond to these changes in product or program needs in a timely manner, our business could be negatively impacted. Likewise, if we are unable to develop new products that meet customers' changing needs, future sales and earnings may be adversely affected.
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
Our ability to increase our customer base and achieve broader market acceptance of our solutions and services depends, to a significant extent, on our ability to perform at a high level in our business development, growth, sales and marketing operations and activities. We believe that selling and marketing our security solutions requires advanced sales skills, customer relationships and technical knowledge to generate interest and to effectively communicate our solutions or services to new markets.
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
We rely on the technology, infrastructure, and software applications of certain third parties in order to host or operate certain key platform features or functions of our business. Additionally, we rely on third-party computer hardware and cloud capabilities in order to deliver our solutions and services. Our business is dependent on the integrity, security and efficient operation of this technology and infrastructure, and we do not necessarily control the operation or data security of the third parties we utilize.
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

Furthermore, our solutions are, in many cases, important or essential to our customers' operations, including, in some cases, their cybersecurity or oversight and compliance programs, and subject to service level agreements. Any interruption in our service, whether as a result of an internal or third-party issue, could damage our brand and reputation, cause our customers to terminate or not renew their contracts with us or decrease the use of our solutions and services, require us to indemnify our customers against certain losses, result in our issuing credit or paying penalties or fines, subject us to other losses or liabilities, cause our solutions to be perceived as unreliable or unsecured, and prevent us from gaining new or additional business from current or future customers, any of which could harm our business, financial condition, and results of operations.
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
We rely on subcontractors and other suppliers to provide materials, major components and subsystems for our products or to perform a portion of the services that we provide to our customers. Occasionally, we rely on only one or two sources of supply, which, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. We depend on these subcontractors and suppliers to fulfill their contractual obligations in a timely and satisfactory manner in full compliance with customer requirements. If one or more of our suppliers or subcontractors is unable to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services per its contractual obligations, our ability to perform our obligations as a contractor may be adversely affected, and we may be exposed to liability.
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
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to estimate and manage costs, time, and resources accurately.
Generally, our customer contracts are either firm-fixed-price ("FFP") or cost-reimbursable. Under FFP contracts, which represented approximately 75% of our 2024 revenues, we receive a fixed price irrespective of the actual costs we incur, and consequently, we carry the burden of any cost overruns. Due to their nature, fixed-price contracts inherently have more risk than cost-reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost-reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. In addition, because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns.

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
We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may not be able to achieve organic growth nor have the necessary resources to dedicate to the overall growth of our business.
To increase our revenue and achieve and maintain profitability, we plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In the future, we may increasingly focus on commercial customers, including in the banking, financial services, healthcare, manufacturing, telecommunication, airlines and aerospace, insurance, retail, transportation, shipping and logistics, and energy industries, as well as other critical infrastructure industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us.
Although sales to a new customer have often led to additional sales to the same customer or similarly situated customers, it is uncertain we will achieve the same penetration and organic growth in the future, and our reputation, business, financial condition, and results of operations could be negatively impacted. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies that regulate those markets and industries.
Failure to deliver high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Our customers depend on our support organization to resolve technical issues relating to our solutions and offerings. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our solutions, support and positive recommendations from our existing customers. Failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our offerings to existing and prospective customers, and our business, operating results and financial position.
Our growth depends, in part, on the success of our strategic relationship with our partner organizations.
To grow our business, we will continue to build, grow and maintain relationships with third parties, such as partner organizations, that provide complementary cybersecurity offerings. Identifying partners and negotiating relationships with them requires significant time and resources. The relationship we have with our partners, and that our partners have with our customers, provides our customers with enhanced value for our solutions and services.
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
We currently incorporate technology that we license from third parties, including software, into our solutions. The third-party technology licenses we use may not continue to be available on commercially reasonable terms or at all. Our business could suffer if we lost the right to use these technologies. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and may require us to use alternative technology of lower quality or performance standards. As a result, our margins and results of operations could be significantly harmed.
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
From time to time, in the ordinary course of business, we have been involved in legal proceedings and, in the future, may be subject to lawsuits, claims, government investigations and other proceedings. These may include lawsuits and claims related to securities compliance, contracts, subcontracts, intellectual property, employment and wage claims, and other matters. Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. Those contingencies include, but are not limited to, the cost of litigation and unpredictable court decisions. Adverse outcomes with respect to litigation, or a government inquiry, or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or harm our reputation, all of which could negatively affect our business, results of operations and financial conditions.
Potential future acquisitions, strategic investments, partnerships, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.
We have in the past acquired, and may in the future seek to acquire or invest in complementary businesses, products or technologies to enhance our technical capabilities or otherwise capture growth opportunities.
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
Any acquired business, technology, service or product could significantly underperform relative to our expectations and may not achieve the benefits we expect from possible acquisitions. For all these reasons, our pursuit of an acquisition, partnership, investment, divestiture, merger, or joint venture could cause its actual results to differ materially from those anticipated and/or negatively affect our business.
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
On the other hand, any negative associations or perceptions with our solutions or biometrics could impede our business growth and could adversely affect our business, results of operations and financial condition. Likewise, any breaches of our information technology systems, particularly on the use and collection of biometric information, may subject us to significant reputational, financial, legal or operational consequences.
Any decline or disruption in the travel industry could materially adversely affect our business, results of operations and financial condition.
One of our growth strategies is to increase revenue from our TSA PreCheck enrollment offerings. Accordingly, our performance is dependent in part on the strength of the travel industry. Our revenue is therefore susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, including, but not limited to, prolonged extreme weather, natural or man-made disasters, travel-related health concerns (including pandemics and epidemics or other outbreak of contagious diseases), restrictions related to travel, stay-at-home orders, wars and military actions, terrorist attacks, sources of political uncertainty or political events, protests, foreign policy changes, regional hostilities, general economic conditions (such as a recession or inflation), changes in regulations, labor unrest or travel-related accidents. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior and other activities by consumers, and therefore demand for our TSA PreCheck services, which could materially adversely affect our business, results of operations and financial condition. Additionally, as the Real ID Act will require passengers having compliant identification to travel by air in the United States by May 7, 2025, such regulation, if not extended, may decrease the number of travelers with compliant identification and, therefore, negatively impact the demand for our PreCheck services, which could materially adversely affect our business, results of operations and financial condition.
Actions that we are taking to restructure our business to improve profitability may not be as effective as anticipated.
We committed to a restructuring plan to streamline our workforce and realign our cost structure with the volume of our business. We executed the restructuring plan in early 2023, incurring restructuring-related costs, including employee severance and related benefit costs and external consulting and advisory fees related to the implementation of the restructuring plan. In addition, we undertook another restructuring action in the third quarter of 2024 in an effort to optimize our strategic priorities, and incurred severance and related benefit costs. We may be unable to realize the expected improved profitability and efficiency from our restructuring efforts.
We are subject to payment processing risk.
In certain instances, our customers pay for our products and services using their credit or debit cards as a payment method. Under this arrangement, we rely on third-party systems to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations, and require payment of interchange and other fees. The increases in payment processing fees, any disruption in our payment processing systems, material changes in the payment network, delays in receiving payments from third-party payment processors, or changes to rules or regulations concerning payment processing could adversely impact our results of operations.

Goodwill and intangible assets represent significant assets on our balance sheet and any impairment on these assets could negatively impact our results of operations, and shareholders' equity.
As of December 31, 2024, goodwill and intangible assets, net was 31% of our total assets. Goodwill and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and at least annually in the case of goodwill. The impairment test is based on several factors, estimates and assumptions requiring judgment. Adverse changes in macroeconomic conditions, industry and market consideration, overall financial performance, market capitalization and relevant entity-specific events could result in an impairment of goodwill and intangible assets.
For instance, in the third quarter of 2024, we decided to discontinue the development and/or sale of all or part of certain solutions for selected capitalized software projects, and certain projects which we ceased to use before the end of its useful life. As a result, we recognized an impairment loss on intangible assets of $11.7 million as of December 31, 2024. Any future impairment of goodwill and intangible assets could have a negative impact on our results of operations and shareholders' equity in the period in which they are recognized.
Artificial Intelligence is an emerging technology and may involve significant risks and uncertainties.
The field of AI is characterized by rapid technological advancements and is subject to significant risks and uncertainties. Our future success is dependent on our ability to develop, integrate, and effectively utilize AI technologies especially in our Xacta solution. Given that this is a new and complex technology, we may face challenges related to the designing, developing, and implementing AI processes and procedures, including the risk of unforeseen operational failures. Further, this technology is subject to evolving industry standards and regulatory constraints. Failures to effectively address these risks and uncertainties may materially and adversely affect our business and results of operations.
Industry, Legal and Regulatory Risks
The business environment in which we operate is highly competitive, and we may not be able to compete successfully against existing or future competitors.
We operate in an intensely competitive market and diverse industry segment, and we expect competition to increase in the future from established businesses and new market entrants. Based on our current market analysis, no single company or small group of companies is in a dominant competitive position. Some large competitors offer capabilities in a number of markets that overlap many of the same areas in which we offer services, while certain companies are focused upon only one or a few of such markets. Some firms that compete with us in multiple areas include large, established defense contractors. In addition, we compete with smaller specialty companies, including risk and compliance management companies, organizational messaging companies, and security consulting organizations, and companies that provide secure network offerings. If we are unable to anticipate or react to these challenges or do not compete effectively, our competitive position could weaken and could result in a decline in revenue or reduced revenue growth, price reductions or reduced gross margins, and loss of market share, all of which could adversely affect our business.
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
In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, DoD funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, over the last few years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in a series of continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Moreover, the national debt threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. government defaulting on its debts.
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
We derive a substantial portion of our revenues from U.S. government contracting, and as a result, we are subject to the annual seasonality of U.S. government purchasing. Because the U.S. government fiscal year ends on September 30, it is common for U.S. government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this seasonality, we have historically experienced higher revenues in the second half of our fiscal year, with the pace of orders typically substantially reduced during the first half of our fiscal year.
We are required to comply with stringent, complex and evolving laws, rules, regulations and standards, as well as contractual obligations relating to privacy, data protection and security, technology protection, and other matters. Any actual or perceived failure to comply with these requirements could have a material effect on our business.
We are subject to a variety of local, state, national, and international laws and directives and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal, state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business.
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
As a U.S. government contractor, we are subject to oversight by many agencies and entities of the U.S. government that may investigate and make inquiries about our business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U.S. government may make claims against us. Under U.S. government procurement regulations and practices, an indictment of a U.S. government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. government contracts. A conviction could result in debarment for a specified period of time, and debarment could materially and negatively affect our business and operating results.
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
From time to time, we release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Our aim is to state possible outcomes as high and low ranges to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances beyond our control could result in the actual operating results being different from our guidance, and the differences may be adverse and material. In light of the foregoing, investors are urged not to rely upon our guidance when making an investment decision regarding our common stock.
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
In May 2022, our Board of Directors approved a share repurchase program ("SRP") for the repurchase of up to $50.0 million of our outstanding shares of our common stock. As of December 31, 2024, approximately $38.7 million remained available under the stock repurchase program. The repurchase program has no termination date and may be suspended for periods, amended or discontinued at any time. We are not obligated to repurchase a specified number or dollar value of shares. Share repurchases under the program will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. There can be no guarantee about the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our common stock, increase volatility, diminish our cash reserves, and even if fully implemented may not enhance long-term stockholder value.
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain at any point in time. In addition, geopolitical developments, such as the invasion of Ukraine by Russia and the conflict in Gaza, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our solutions and services, delay prospective customers' purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences or events outside our control.
Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences, telecommunication failures, cybersecurity threats, social unrest, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors' hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or solutions, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
We may also be impacted by natural disasters, wars, terrorist attacks, power outages, public health crises (epidemics or pandemics), or other events outside our control. If major disasters such as earthquakes, floods, hurricanes, tornadoes, fires, or other events occur, or our information system or communications network breaks down, operates improperly, or is unusable, our headquarters and other facilities may be seriously damaged, or we may have to stop or delay production and delivery of our solutions and services.
Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions and services to our customers, and could decrease demand for our offerings. We may incur shutdowns, delays, disruptions or expenses relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition. Moreover, any significant natural disaster, pandemic, or other catastrophic or force majeure events could affect our personnel, supply chain, or service providers' ability to provide materials and perform services on a timely basis. Acts of terrorism and other geopolitical unrest could also potentially cause disruptions in our business or the business of our supply chain, services providers, or the economy as a whole. Because we do not carry insurance for all these possible losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected by such an event outside our control.

Increased scrutiny of our environmental, social and governance responsibilities may result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.
Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on companies' ESG practices. Additionally, public interest and legislative pressure related to public companies' ESG practices continue to change. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. In addition, as we work to align our ESG practices with industry standards, we may expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance and growth may be adversely impacted.
Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.
We prepare consolidated financial statements in accordance with U.S. GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles, including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our consolidated financial statements. If these assumptions turn out to be incorrect, our revenue or our stock-based compensation expense could materially differ from our expectations, which could have a material adverse effect on our financial results. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant impact on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements. For example, any recent new standards issued by the Financial Accounting Standards Board could materially impact our consolidated financial statements. The adoption of these new standards may potentially require enhancements or changes in our processes or systems and may require significant time and cost on behalf of our financial management. This may, in turn, adversely affect our results of operations and growth prospects.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The Company’s processes to assess, identify, and manage material cybersecurity risks
We developed an ISO/IEC 27001-certified Information Security Management System (“ISMS”) designed to enhance our corporate security measures, identify and mitigate information security risks, and protect and preserve the confidentiality, integrity, and continued availability of all information owned by the Company and that of its customers and suppliers in our control. Our ISO certification can be verified on the BSI Group website using certificate number IS 649202.
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
In addition to our active ISO/IEC 27001 certification, the Company also assesses itself against the National Institute of Standards and Technology Special Publication 800-171 as required by the Defense Federal Acquisition Regulation Supplement. In accordance with our ISMS, we also actively monitor known threats that could affect our products and services and work with our suppliers to provide us with real-time reports of threats or vulnerabilities that may affect our enterprise-wide systems. Our program also includes a cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident, as well as a business continuity plan that is designed to provide a clear framework for how the Company can continue in the event of any significant disruption in an effort to ensure that we can offer the same level of security, support, and excellence to all our customers. In the normal course, our Security and GRC teams engage assessors, consultants, and other third parties to assist in various cyber-related matters. For example, to maintain our ISO certification, the Company utilizes an external third party to conduct yearly audits of its ISMS. Our Information Security organization also leverages third-party advisors, as appropriate, for various tasks, such as conducting annual third-party penetration testing.
We conduct an enterprise risk assessment that includes an assessment of cybersecurity risk in context with other enterprise-level risks. Furthermore, our CISO and our General Counsel regularly discuss cybersecurity risk mitigation. We carry errors and omissions insurance that provides some protection against the potential losses arising from a cybersecurity incident. For additional information regarding potential cybersecurity risks, see relevant business and operational risks under Item 1A, "Risk Factors," of this Annual Report on Form 10-K.
In the last three years, we have not experienced a material information security breach incident or any penalties or settlements related to the same, and the expenses we have incurred from information security breach incidents were immaterial.
Management’s role and expertise in assessing and managing material cybersecurity risks
Our Information Security team, led by our CISO, is responsible for assessing and managing material cybersecurity risks. Certifications held by the Information Security team include CompTIA A+, Network+, Security+, CyberSecurity Analyst+ ("CYSA+"), Pentest+, Advanced Security Practitioner ("CASP"), EC-Council Certified Ethical Hacker ("CEH"), Certified Security Analyst ("ECSA"), Computer Hacking Forensic Investigator ("CHFI"), Associate Chief Information Security Officer ("ACCISO"), CMMC-AB Registered Practitioner ("RP"), ISC2 Certified Information Systems Security Professional ("CISSP"), Systems Security Certified Practitioner ("SSCP"), ISACA Certified Information Security Manager ("CISM"), PCAP – Certified Associate Python Programmer, & eLearnSecurity Junior Penetration Tester ("eJPT"). Our CISO’s background includes over 18 years of experience in IT and Information Security. His formal education includes a Master’s degree in Cybersecurity and Information Assurance and a Bachelor’s degree in Computer Forensics. Certifications held by the CISO include CompTIA A+, Network+, & Security+, Microsoft Technology Associate ("MTA"), CMMC-AB RP, ISO 27001 Certified Lead Implementer Professional, EC-Council CEH & CHFI, ISACA Certified Data Privacy Solutions Engineer ("CDPSE") & Certified Information Security Manager ("CISM"), ISC2 CISSP, and Offensive Security Certified Professional ("OSCP"). Our CISO reports to our Chief Information Technology Officer ("CITO"), who in turn reports to our Chief Executive Officer ("CEO"). Each of our CITO and our CEO have extensive experience in cybersecurity matters.

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
Board of Director’s oversight of cybersecurity risks
The Board of Directors has oversight responsibility with respect to risk management and reviews matters with management as part of management’s regular Board reporting. The Board of Directors has delegated responsibility for information security and cybersecurity risk oversight to the Audit Committee. In accordance with its charter, the Audit Committee discharges these responsibilities through various processes, including the option to use third-party advisers as and when it deems appropriate, and discusses with management the Company’s major policies with respect to risk assessment and risk management. The Audit Committee regularly reports the results of these discussions to the Board of Directors. As noted above, the CISO reports to the Audit Committee at each regular Audit Committee meeting on the status of cybersecurity risk assessment, identification and management, as well as reporting information security incidents as they occur, if material, and providing periodic briefings about our information security program, our internal response preparedness, and assessments led by outside advisors. The Chair of the Audit Committee, in turn, reports on these topics to the Board of Directors as and when deemed necessary and/or material. Overall, our Board contains two directors with work experience related to cybersecurity issues or oversight.
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
As of March 3, 2025, there were approximately 156 holders of record of Telos common stock, par value $0.001 par value. The number of shareholders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
For information regarding securities authorized for issuance under our stock-based compensation plan, see Note 12 – Stock-Based Compensation to the Consolidated Financial Statements contained in Item 8.
Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended December 31, 2024, that were not registered under the Securities Act and were not previously disclosed on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
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
There were no repurchases of common stock in fiscal year 2024, and approximately $38.7 million remained available for future common stock repurchases under the SRP as of December 31, 2024.
Item 6. [Reserved]
None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K ("10-K"). In addition to historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors," and elsewhere in this 10-K. See also "Special Note Regarding Forward-Looking Statements" at the beginning of this 10-K.
In this section, we discuss our financial condition, changes in financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Overview
For an overview of our business, including our business segments and a discussion of the services and products we provide, see Item 1, "Business" of this 10-K. Additional information regarding our segments is also presented in Note 18 – Segment Information to the consolidated financial statements at Item 8 of this 10-K.
As discussed under Item 1A, "Risk Factors," we derive a substantial portion of our revenues from contracts and subcontracts with the U.S. government. Our revenues are generated from a number of contract vehicles and task orders. The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including IDIQ, GSA schedules, OTA, and other multi-award contracts), resulting in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process.
Over the past several years we have sought to diversify and improve our operating margins through the evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. Although we continue to offer resold products through our contract vehicles or our prime partners' contracts, we focused on the transformation and growth on selling our software and service solutions, as well as designing and delivering Telos manufactured and branded technologies. We believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed-price development contracts. Our firm-fixed-price activities consist primarily of contracts for products and services at established contract prices. For 2024 and 2023, the Company's revenue derived from firm-fixed-price contracts was 75% and 79%, respectively; time-and-material contracts was 15% and 9%, respectively; and cost-plus contracts revenue was 10% and 12%, respectively.
Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Approximately 88% of our revenues were generated from U.S. government agencies in fiscal year 2024. In addition, our overall performance depends, in part, on global economic and geopolitical conditions. Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could adversely impact our business include the implementation of future spending reductions, government shutdown and supply chain challenges. Despite the budget and competitive pressure affecting the industry, we believe we are well-positioned to expand existing customer relationships and benefit from opportunities that we have not previously pursued.
Business Environment
U.S. Budget
In March 2024, the U.S. President proposed the annual appropriations for Fiscal Year ("FY") 2025 to fit within the tight caps set as part of the prior year's debt ceiling agreements. The FY2025 budget request included $850 billion for the DoD base budget, in alignment with levels agreed to in the Fiscal Responsibility Act ("FRA") of 2023. This proposed budget will enable the DoD to make the investments necessary to execute the Administrations' 2022 National Security Strategy and 2022 National Defense Strategy. The President's FY2025 budget also proposed several increases for new, key cyber programs and initiatives. For FY2025, the White House had directed agencies to prioritize cyber investments in "secure by design" technologies and the modernization of legacy technology. In the wake of the President's Executive Order ("EO") on artificial intelligence last fall, the 2025 budget proposal includes plenty of AI-related spending, much of which intersects with cybersecurity and AI safety.
Congress was unable to enact any of its annual appropriations bills before the start of FY2025, which began on October 1, 2024. Instead, on December 20, 2024, the U.S. House and Senate passed a second Continuing Resolution ("CR") to extend federal spending and avert a government shutdown through March 14, 2025. The CR keeps the government operating at FY2024 funding levels, and ensures the federal government can receive adequate funding to operate for the duration of the CR. The current CR provides $888 billion in base defense funding for 2025, an amount exceeding the $850 billion cap on such funding established under the FRA. As of January 6, 2025, $12 billion in Defense funding was designated as an emergency requirement, and is not constrained by the caps established by the FRA.

Appropriators in both chambers had been hoping to at least reach a topline spending agreement, but the momentum for a deal was derailed after the new Administration issued a slew of EOs since inauguration, including an order to freeze funding on several federal programs. While the Cybersecurity and Infrastructure Security Agency ("CISA") is viewed as vital for national security purposes and its programs will still continue, the new Administration has sworn to reduce the size and scope of CISA.
Of note, the CR did not address the federal debt ceiling, which is the limit that Congress imposes on the federal budget for authorized spending. In January 2025, the federal debt limit was reinstated at $36.1 trillion to accommodate borrowing since its suspension through FRA. Until Congress acts to modify the limit, the Treasury Department relies on the available cash on hand and invoked authorities to use extraordinary measures to continue paying its debt obligations, without jeopardizing the "full faith and credit" of the U.S. government.
While there is no clear path to approval of the FY2025 budget, failure to do so poses uncertainty about actual funding and will impact federal customers' ability to move forward on their planned expenditures in FY2025.
Cybersecurity Landscape
The scope of cybersecurity is on the cusp of transformative changes. Cyber threats are not just escalating in frequency but are also becoming more sophisticated, thus challenging traditional security standards. In this rapidly evolving cybersecurity landscape, the need for vigilant defense is vital, and cybersecurity is a priority for organizations to mitigate their risk and keep safe from threats and exploitation. Understanding the threat environment and the impending trends (both current and future) is a matter of foresight and is crucial in designing effective security strategies. The DoD continues to invest in cybersecurity programs to protect the nation from malicious cyber actors and cyber campaigns. These investments strengthen cyber protection standards for the defense industrial base and cybersecurity of DoD networks. With this growing threat, below are some trends to consider when looking at the cybersecurity landscape:
Emerging Cyber and Counterintelligence Threats: The proposed FY2025 budget expands the Department of Justice’s ("DOJ") ability to pursue threats through investments in the FBI’s cyber and counterintelligence investigative capabilities. These investments sustain the FBI’s cyber intelligence, counterintelligence, and analysis capabilities and include funding to enhance those cyber response and counterintelligence capabilities. The budget also includes funding to expand a new section within the DOJ’s National Security Division to focus on cyber threats. These investments align with the National Cybersecurity Strategy that emphasizes a whole-of-nation approach to addressing ongoing cyber threats. Finally, the budget also provides for the DOJ to support the implementation of Executive Order 14110, “Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence.”
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
The Nation's Critical Systems Are Still at Risk: Critical infrastructure and industrial IoT are among the categories at greatest risk of cyberattacks. The IoT continues its rapid growth, interconnecting an increasing number of devices. However, this expansion brings with it a host of security challenges. The wide range of IoT devices make them attractive targets for cyberattacks, and their interrelated nature can lead to pervasive vulnerabilities.
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
Identity Assurance and Privacy Protection are Essential for Today's Enterprises: Identity and access management continue to be a major cybersecurity concern for organizations and individuals that need to ensure their security and protect their privacy. Trusted identities are essential to confidence in IT and physical security strategies and to the success of Zero Trust security models and architectures. The shift to a Zero Trust framework represents a fundamental change in approach to cybersecurity, focusing on identity and access management, continuous monitoring and robust authentication mechanisms to establish a secure digital environment.

Enhancing Identity Security: The shift towards biometric authentication methods is redesigning identity verification in the digital domain. Integrating biometrics with multi-factor authentication can provide a robust defense against unauthorized access.
Artificial Intelligence: AI is set to play a critical role in cybersecurity. Cybercriminals are using AI to launch more sophisticated attacks that can quickly adapt to changing environments, making detection harder. AI's advanced data analysis capabilities are increasingly used for defensive measures over time. To protect against AI-powered cyberattacks, organizations must stay vigilant and adopt advanced cybersecurity tools and techniques that can detect and respond to these threats in a timely manner before they cause damage. The proposed FY2025 budget provides $455 million to extend the frontiers of AI for science and technology and to increase AI’s safety, security, and resilience. These investments enhance the DoD’s computing capabilities and support the development of AI testbeds to build foundation models for energy security, national security, and climate resilience as well as tools to evaluate AI capabilities to generate outputs that may represent nuclear, nonproliferation, biological, chemical, critical-infrastructure, and energy security threats or hazards.
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
Backlog
Backlog is also a useful measure in developing our annual budgeted revenue by estimating for the upcoming year our continuing business from existing customers and active contracts. We consider backlog, both funded and unfunded (as explained below), other expected annual renewals, and expansion planned by our current customers.
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

Table MD&A 1: Backlog by Segment
	As of December 31,
	2024	2023

	(in thousands)
Security Solutions
Funded	$44,220	$24,538
Unfunded	21,373	41,398
Total Security Solutions backlog	65,593	65,936
Secured Networks
Funded	6,977	27,530
Unfunded	3,919	24,636
Total Secure Networks backlog	10,896	52,166
Total
Funded	51,197	52,068
Unfunded	25,292	66,034
Total backlog	$76,489	$118,102
Increases in backlog is a result of the award of new contracts and the renewal or extension of existing contracts. Reductions in backlog arise from the completion or the early termination of contracts. See the relevant industry, legal and regulatory risks under Item 1A, "Risk Factors," of this 10-K. We believe that comparisons of backlog period-to-period are difficult. We also believe that it is difficult to predict future revenue solely based on analysis of backlog. The actual timing of revenue from projects included in backlog will vary.

Financial Highlights
A number of factors have affected our fiscal year 2024 results, the most significant of which we have listed below. More details on these changes are presented below within our "Results of Operations" section.
•The decline in year-over-year revenue was primarily driven by the successful completion of certain programs and ramp-down of programs in Secure Networks without corresponding new business wins to backfill completed programs.
•Growth in TSA PreCheck revenue partially offset the year-over-year revenue decline and was driven by the increase in our enrollment locations and a full year of renewal operations as compared to only a partial year in fiscal year 2023.
•The reduction in gross margin was mainly driven by the impact of an impairment loss on intangible assets of $5.3 million and higher amortization of software development costs. This was partially offset by a more favorable program mix.
•The assessment of our cost structure and investment priorities in fiscal year 2024 led to restructuring actions and the discontinued development and/or sale of selected solutions or parts of solutions that were not generating acceptable returns. These initiatives resulted in a $1.3 million restructuring charge and a $11.7 million of non-cash impairment of software development costs.
•Lower year-over-year gross profit was partially offset by reduced operating expenses.
Results of Operations
Consolidated Results

Table MD&A 2: Consolidated Financial Results Comparison
	For the Year Ended December 31,
	2024	2023	Dollar Change

	(dollars in thousands)
Revenue	$108,272	$145,378	$(37,106)
Cost of sales	73,843	92,436	(18,593)
Gross profit	34,429	52,942	(18,513)
Gross margin	31.8%	36.4%
Operating expenses	90,302	93,257	(2,955)
Operating expenses as percentage of revenue	83.4%	64.1%
Operating loss	(55,873)	(40,315)	(15,558)
Other income	4,023	6,715	(2,692)
Interest expense	(644)	(786)	142
Loss before income taxes	(52,494)	(34,386)	(18,108)
Provision for income taxes	(26)	(36)	10
Net loss	$(52,520)	$(34,422)	$(18,098)
Our business segments have different factors driving revenue fluctuations and profitability. The discussion of the changes in our net revenue and profitability is covered in greater detail under the section that follows: "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Operating Expenses: Operating expenses decreased by 3% in 2024, compared to 2023. Research and development expenses decreased by $3.3 million in 2024, compared to 2023, primarily due to the discontinued development of selected solutions or parts of solutions associated with the restructuring plan and lower stock-based compensation expenses. Selling, general and administrative expenses decreased by $5.5 million in 2024, compared to 2023, primarily due to decreased cash incentive compensation expenses. These reductions were partially offset by an increase in impairment loss on intangible assets of $5.9 million.
Other income: Other income decreased by 40% in 2024, compared to 2023, primarily due to the gain on early extinguishment of other financing obligation of $1.4 million in 2023, without a similar gain in 2024. The remaining variance is attributable to decreased dividend income from money market placements.

Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 3: Security Solutions Segment - Financial Results Comparison
	For the Year Ended December 31,
	2024	2023	Dollar Change

	(dollars in thousands)
Revenues	$76,760	$77,416	$(656)
Cost of sales (excluding impairment loss, depreciation and amortization)	37,352	34,270	3,082
Impairment loss on intangible assets	5,333	—	5,333
Depreciation and amortization	6,396	3,532	2,864
Total cost of sales	49,081	37,802	11,279
Gross profit	$27,679	$39,614	$(11,935)
Gross margin	36.1%	51.2%
Security Solutions segment revenue decreased by 1% in 2024, compared to 2023, primarily due to the reduction in revenue from a long-term program, the completion of a short-term program in the prior year and the sale of a non-recurring perpetual license in the prior year, partially offset by the growth in the TSA PreCheck program.
Security Solutions segment gross profit decreased by 30% in 2024, compared to 2023, and gross margin decreased from 51.2% in 2023 to 36.1% in 2024, primarily due to the impairment loss on intangible assets in 2024, higher amortization of software development costs, and program mix within the portfolio.

Table MD&A 4: Secure Networks Segment - Financial Results Comparison
	For the Year Ended December 31,
	2024	2023	Dollar Change

	(dollars in thousands)
Revenues	$31,512	$67,962	$(36,450)
Cost of sales (excluding impairment loss, depreciation and amortization)	24,754	54,622	(29,868)
Depreciation and amortization	8	12	(4)
Total cost of sales	24,762	54,634	(29,872)
Gross profit	$6,750	$13,328	$(6,578)
Gross margin	21.4%	19.6%
Secure Networks segment revenue decreased by 54% in 2024, compared to 2023, primarily due to the successful completion of certain programs and ramp-down of certain programs without corresponding new business wins to backfill completed programs.
Secure Networks segment gross profit decreased by 49% in 2024, compared to 2023, primarily due to lower revenues. By contrast, the segment gross margin increased from 19.6% in 2023 to 21.4% in 2024, primarily due to a favorable program mix and strong program management.
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
We believe that EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin provide the Board of Directors, management and investors with clear representation of our core operating performance and trends, provide greater visibility into the long-term financial performance of the Company, and eliminate the impact of items that do not relate to the ongoing operating performance of the business. Further, Adjusted EBITDA is used by the Board of Directors and management to prepare and approve our annual budget, and from time to time, to evaluate the performance of certain management personnel when determining incentive compensation.

Table MD&A 5: Reconciliation of Net Loss to EBITDA and Adjusted EBITDA; Net Loss Margin to EBITDA Margin and Adjusted EBITDA Margin
	For the Year Ended December 31,
	2024		2023
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(52,520)	(48.5)%	$(34,422)	(23.7)%
Other income	(4,023)	(3.7)%	(6,715)	(4.6)%
Interest expense	644	0.6%	786	0.5%
Provision for income taxes	26	—%	36	—%
Depreciation and amortization (2)	11,867	11.0%	9,429	6.5%
EBITDA (Non-GAAP)	(44,006)	(40.6)%	(30,886)	(21.3)%
Stock-based compensation expense (1)	21,411	19.8%	24,396	16.8%
Impairment loss on intangible assets (2)	11,706	10.8%	—	—%
Restructuring expenses (3)	1,270	1.1%	1,132	0.8%
Adjusted EBITDA (Non-GAAP)	$(9,619)	(8.9)%	$(5,358)	(3.7)%
(1) The stock-based compensation adjustment to EBITDA is made up of stock-based compensation expense for the awarded service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $19.4 million and $22.9 million for fiscal years 2024 and 2023, respectively. Stock-based compensation expense from other sources was $2.1 million and $1.5 million for the fiscal years 2024 and 2023, respectively. The other source of stock-based compensation consists of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in a change in estimate that would add back to Adjusted EBITDA.
(2) Due to its immaterial amount, the impairment loss on intangible assets of $0.5 million for fiscal year 2023 was reported as part of depreciation and amortization in 2023.
(3) The restructuring expenses include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
Adjusted Net Loss and Adjusted EPS
Adjusted Net (Loss) Income and Adjusted EPS are supplemental measures of operating and cash flow performance that are not made under GAAP and do not represent, and should not be considered as alternatives to, net (loss) income and earnings per share as determined by GAAP. We define Adjusted Net (Loss) Income as net (loss) income, adjusted for non-operating (income) expense, stock-based compensation expense, impairment loss on intangible assets, and restructuring expenses (adjustments). We define Adjusted EPS as Adjusted Net (Loss) Income divided by the weighted-average number of common shares outstanding for the period.
Adjusted Net (Loss) Income and Adjusted EPS provide the Board of Directors, management and investors with clear representation of our core operating performance and trends, provide greater visibility into the long-term financial performance of the Company, and eliminate the impact of items that do not relate to the ongoing operating performance of the business.

Table MD&A 6: Reconciliation of Net Loss and GAAP EPS to Non-GAAP Adjusted Net Loss and Adjusted EPS
	For the Year Ended December 31,
	2024		2023
	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share

	(in thousands, except per share data)
Net loss	$(52,520)	$(0.73)	$(34,422)	$(0.50)
Adjustments:
Other income	(4,023)	(0.06)	(6,715)	(0.10)
Stock-based compensation expense (1)	21,411	0.30	24,396	0.35
Impairment loss on intangible assets (2)	11,706	0.16	—	—
Restructuring expenses (3)	1,270	0.02	1,132	0.02
Adjusted net loss (Non-GAAP)	$(22,156)	$(0.31)	$(15,609)	$(0.23)
Weighted-average shares of common stock outstanding, basic	71,850		69,256
(1) The stock-based compensation adjustment to EBITDA is made up of stock-based compensation expense for the awarded service-based RSUs, PSUs, stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $19.4 million and $22.9 million for fiscal years 2024 and 2023, respectively. Stock-based compensation expense from other sources was $2.1 million and $1.5 million for the fiscal years 2024 and 2023, respectively. The other source of stock-based compensation consists of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash. The Company has the right to dictate the form of these payments up until the date at which they are paid. Any change to the expected payment form would result in a change in estimate that would add back to Adjusted Net Loss.
(2) Due to its immaterial amount, the impairment loss on intangible assets of $0.5 million for fiscal year 2023 was reported as part of depreciation and amortization in 2023.
(3) The restructuring expenses include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.
Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin and Cash Gross Margin
Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin and Cash Gross Margin are supplemental measures of operating and cash flow performance that are not made under GAAP and do not represent, and should not be considered as alternatives to gross profit and gross margin as determined by GAAP. We define Adjusted Gross Profit as gross profit, plus stock-based compensation expense, impairment loss on intangible assets, and restructuring expenses charged under cost of sales. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of total revenue. We define Cash Gross Profit as Adjusted Gross Profit, plus depreciation and amortization. We define Cash Gross Margin as Cash Gross Profit as a percentage of total revenue.
Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin and Cash Gross Margin provide management and investors with a clear representation of the core economics of gross profit and gross margin without the impact of non-cash expenses and sunk costs expended.

Table MD&A 7: Reconciliation of Gross Profit to Adjusted Gross Profit and Cash Gross Profit; Gross Margin to Adjusted Gross Margin and Cash Gross Margin
	For the Year Ended December 31,
	2024		2023
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Gross profit	$34,429	31.8%	$52,942	36.4%
Adjustments:
Stock-based compensation expense — cost of sales	828	0.8%	900	0.6%
Impairment loss on intangible assets – cost of sales	5,333	4.9%	—	—%
Restructuring expenses — cost of sales	341	0.3%	—	—%
Adjusted gross profit (Non-GAAP)	40,931	37.8%	53,842	37.0%
Depreciation and amortization — cost of sales	6,404	5.9%	3,544	2.5%
Cash gross profit (Non-GAAP)	$47,335	43.7%	$57,386	39.5%

Free Cash Flow
Free Cash Flow is a supplemental measure of operating and cash flow performance that is not made under GAAP and does not represent, and should not be considered as an alternative to, net cash flow (used in) provided by operating activities, as determined by GAAP. We define Free Cash Flow as net cash (used in) provided by operating activities, less net purchases of property and equipment, and capitalized software development costs.
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

Table MD&A 8: Reconciliation of Net Cash (Used in) Provided by Operating Activities to Free Cash Flow
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Net cash (used in) provided by operating activities	$(25,938)	$1,587
Adjustments:
Purchases of property and equipment, net	(2,252)	(926)
Capitalized software development costs	(11,505)	(14,552)
Free cash flow (Non-GAAP)	$(39,695)	$(13,891)
EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Adjusted Gross Margin, Cash Gross Profit, Cash Gross Margin and Free Cash Flow each have limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Adjusted Gross Margin, Cash Gross Profit, Cash Gross Margin and Free Cash Flow does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash and non-cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Adjusted Gross Margin, Cash Gross Profit, Cash Gross Margin and Free Cash Flow differently than we do, which limits their usefulness as comparative measures. Because of these limitations, neither EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Adjusted Gross Margin, Cash Gross Profit, Cash Gross Margin nor Free Cash Flow should be considered as a replacement for gross profit, gross margin, net (loss) income, earnings per share or net cash flows (used in) provided by operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, future operating cash flows, and, if needed, borrowings under our $30.0 million senior secured revolving credit facility, with an expansion feature of up to $30.0 million of additional revolver capacity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity.
As of December 31, 2024, we had cash and cash equivalents of $54.6 million and our working capital was $69.3 million.
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

Table MD&A 9: Cash Flows Information
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Net cash (used in) provided by operating activities	$(25,938)	$1,587
Net cash used in investing activities	(16,757)	(15,478)
Net cash used in financing activities	(1,984)	(6,151)
Net change in cash, cash equivalents, and restricted cash	$(44,679)	$(20,042)
For the year ended December 31, 2024, net cash used in operating activities was $25.9 million, compared with net cash provided by operating activities of $1.6 million in 2023, an increase in cash outflow of $27.5 million compared year over year. The change in cash flow from operating activities is primarily driven by the Company's operating losses, the timing of receipts of customer payments, and the timing of payments to vendors and employees, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Net cash used in investing activities for the years ended December 31, 2024, increased by $1.3 million in cash outflow compared to the same period in 2023, primarily due to the cash outflow from the purchase of an investment of $3.0 million in 2024, with no similar transaction in 2023. This is partially offset by a decrease of $1.7 million in capital expenditures in 2024.
For the year ended December 31, 2024, net cash used in financing activities was $2.0 million, compared to $6.2 million in 2023. This is primarily attributable to decreases in payments of tax withholding related to the net share settlement of equity awards of $0.5 million in 2024, compared with $3.7 million in 2023, and a $0.6 million payment for the Diamond Fortress Technologies ("DFT") holdback in February 2023, with no similar payment in 2024.
Commitments from Contractual Obligations
The Company does not have any other material cash requirements from contractual obligations. As of December 31, 2024, we had contractual commitments to make payments under existing lease obligations on various office space and equipment under non-cancelable operating and finance leases, and an obligation under a service agreement. We reported current and long-term lease liabilities; see Note 13 - Leases in the consolidated financial statements within this 10-K.

Table MD&A 10: Contractual Obligations
	Total	Due within one year

	(in thousands)
Finance lease obligations (1)	$10,658	2,314
Operating lease obligations (1) (2)	692	248
Service agreement obligation	10,000	1,250
Total contract obligations	$21,350	$3,812

(1) Represents interest expense included in this amount.	$1,201	$473
(2) Amount includes operating lease right-of-use obligations and short-term leases with terms of 12 months or less. We have various lease agreements pursuant to ASC 842, "Leases" that require us to record the present value of the minimum lease payments for such lease properties.

There were no outstanding commitments that were considered material for capital expenditures on December 31, 2024.
From time to time, we may be subject to various audits, reviews, investigations, lawsuits and claims related to our business. See Note 19 - Commitments and Contingencies to the consolidated financial statements within this Annual Report for further discussion of other commitments and contingencies.
Revolving Credit Facility
On December 30, 2022, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. ("Credit Agreement") that provides for a $30.0 million senior secured revolving credit facility, with the option of issuing letters of credits thereunder and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity, maturing on December 30, 2025. On April 12, 2023, we amended our Credit Agreement and revised certain provisions on the terms of the covered collateral. See Note 10 - Debt and Other Obligations to the consolidated financial statements contained within this Annual Report for additional information.
The Credit Agreement contains customary terms and conditions, including certain covenant requirements. As of December 31, 2024, there were no outstanding balances under the revolving credit facility and we were in compliance with all covenants contained in the Credit Agreement.

Other Financing Obligations
In November 2022, we entered into a Master Purchase Agreement ("MPA") with a third party for $9.1 million relating to software licenses under a specific delivery order with a customer, resulting in proceeds from other financing obligations. On February 9, 2023, when the third-party buyer notified us that it would not exercise the option period, we transferred all the rights, title and interest in the underlying licenses in exchange for the extinguishment of the outstanding financing obligations. The extinguishment of the other financing obligations resulted in a gain of $1.4 million in 2023. See Note 10 – Debt and Other Obligations to the consolidated financial statements combined within this Annual Report for a detailed discussion of our debt financing arrangements.
Under the MPA, if the customer terminates the delivery order for non-renewal and the buyer reasonably concludes that the customer's actions constitute grounds for filing a claim, the buyer and Telos will cooperate in preparing such a claim. During the third quarter of 2024, the buyer, through Telos, filed a claim against the customer.
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
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements in fiscal year 2024 are described below. This is not intended to be a comprehensive list of all significant accounting policies that are more fully described in the notes to consolidated financial statements contained within this report.
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
For contracts where revenue is recognized over time, we recognize revenue based on progress towards completion of the performance obligation, using costs incurred to date relative to the total estimated cost at completion to measure progress on a proportional performance basis for our contracts. Due to the nature of the work required to be performed on certain contracts, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. As a result of the changes in contract estimates, we recorded immaterial catch-up revenue adjustments during the year ended December 31, 2024, and 2023.

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
In testing goodwill for impairment, we first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after the assessment, we determine that an impairment indicator exists, we perform the quantitative goodwill impairment test. The Company performs the quantitative goodwill impairment test by calculating the fair value of the reporting unit and comparing it to its respective carrying value including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit's fair value and the reporting unit's carrying value.
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
For fiscal year 2024, we performed a qualitative assessment of our reporting units and determined that it is more likely than not that the estimated fair value of the reporting units exceeds their carrying value and thus, we did not proceed to the two-step goodwill impairment test.
Due to the nature of our business and other factors described in Item 1A, "Risk Factors," of this Annual Report on Form 10-K, the profitability of our individual reporting units may periodically be affected by downturns in customer demand, operational challenges, and other factors. If material adverse conditions occur that impact one or all of our reporting units, our determination of future fair value might not support the carrying amount of our reporting units, and the related goodwill may be impaired. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.
We amortize intangible assets over their respective estimated useful lives, and review them for impairment whenever events or changes in business circumstances indicate the carrying value may not be recoverable.
We evaluated our intangible assets for potential impairment. As a result of the assessment, we identified conditions demonstrating an impairment of certain software development costs. An impairment charge of $11.7 million and $0.5 million was recorded in the consolidated statements of operations for the years ended December 31, 2024, and 2023, respectively.
For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and intangible assets, see Note 2 - Significant Accounting Policies on Goodwill and Intangible Assets, Note 7 - Goodwill and Note 8 - Intangible Assets, Net to the consolidated financial statements contained within this Annual Report.
Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes." Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We record net deferred assets to the extent we believe these assets will more likely than not be realized. The realizability of net deferred tax assets is based on all available evidence, including future taxable income projections, tax planning strategies, and reversal of taxable temporary differences. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when management believes it is more likely than not that such asset will not be recovered, taking into consideration historical operating results, expectations of future earnings, tax planning strategies and the expected timing of the reversals of existing temporary differences.

Recent Accounting Pronouncements
See Note 2 - Significant Accounting Policies of the consolidated financial statements contained within this Annual Report for a discussion of recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of financial risks, such as interest rate risk, foreign currency translation risk, and counterparty risk, which can affect our operations and profitability.
Our cash and cash equivalents include highly liquid investments that have a maturity of three months or less at the date of purchase, and would not be significantly affected by increases or decreases in interest rates, mainly due to the short-term nature of these instruments. The majority of our business is transacted in U.S. dollars, and the impact of the foreign currency fluctuation as we report for our foreign subsidiary upon translation of its financials into U.S. dollars was insignificant. Further, we do not enter into financial instruments for trading purposes.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Telos Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Telos Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition
As described in Note 3 to the consolidated financial statements, the Company’s total revenue was $108.2 million for the year ended December 31, 2024. Revenue is recognized under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost-plus fixed fee contract types. Revenue is recognized using a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including costs incurred, labor hours expended, and, for firm-fixed price stand ready obligations, time-elapsed measures. The majority of revenue is recognized over time, as control is transferred continuously to customers who receive and consume the services performed by the Company. For performance obligations in which control does not continuously transfer to the customer, the Company recognizes revenue at the point in time in which the customer obtains control of the transferred product or service.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing a sample of revenue recognized by obtaining and inspecting source documents, such as invoices, customer purchase orders, customer sales agreements, cost support, shipping documents, evidence of performance, customer acceptance support, and payment receipts from customers and (ii) testing a sample of outstanding customer invoice balances as of December 31, 2024 by obtaining subsequent payment receipts and, for invoices not yet paid, obtaining and inspecting source documents, such as invoices, customer purchase orders, customer sales agreements, shipping documents and payment receipts from customers.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
March 10, 2025
We have served as the Company's auditor since 2022.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023

	(in thousands, except per share amounts)
Revenue – services	$103,581	$135,175
Revenue – products	4,691	10,203
Total revenue	108,272	145,378
Cost of sales – services (excluding impairment loss, depreciation and amortization)	59,271	83,159
Cost of sales – products (excluding impairment loss, depreciation and amortization)	2,835	5,733
Impairment loss on intangible assets	5,333	—
Depreciation and amortization	6,404	3,544
Total cost of sales	73,843	92,436
Gross profit	34,429	52,942
Operating expenses:
Research and development expenses	8,442	11,760
Selling, general and administrative expenses	75,487	81,010
Impairment loss on intangible assets	6,373	487
Total operating expenses	90,302	93,257
Operating loss	(55,873)	(40,315)
Other income	4,023	6,715
Interest expense	(644)	(786)
Loss before income taxes	(52,494)	(34,386)
Provision for income taxes	(26)	(36)
Net loss	$(52,520)	$(34,422)

Net loss per share:
Basic	$(0.73)	$(0.50)
Diluted	$(0.73)	$(0.50)

Weighted-average share outstanding:
Basic	71,850	69,256
Diluted	71,850	69,256
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2024	2023

	(in thousands)
Net loss	$(52,520)	$(34,422)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8)	(5)
Actuarial loss on pension liability adjustment	(61)	—
Other comprehensive loss	(69)	(5)
Comprehensive loss	$(52,589)	$(34,427)
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023

	(in thousands, except per share and share data)
Assets:
Cash and cash equivalents	$54,578	$99,260
Accounts receivable, net	19,172	30,424
Inventories, net	1,783	1,420
Prepaid expenses	15,092	7,520
Other current assets	793	1,367
Total current assets	91,418	139,991
Property and equipment, net	4,283	3,457
Finance lease right-of-use assets, net	5,391	6,612
Operating lease right-of-use assets	622	216
Goodwill	17,922	17,922
Intangible assets, net	30,410	39,616
Other assets	8,189	885
Total assets	$158,235	$208,699
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other accrued liabilities	$4,300	$13,750
Accrued compensation and benefits	7,608	14,569
Contract liabilities	6,838	6,728
Finance lease obligations – current portion	1,877	1,730
Operating lease obligations – current portion	210	97
Other current liabilities	1,302	2,324
Total current liabilities	22,135	39,198
Finance lease obligations – non-current portion	7,641	9,518
Operating lease obligations – non-current portion	418	123
Deferred income taxes	813	813
Other liabilities	91	44
Total liabilities	31,098	49,696
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 72,514,652 shares and 70,239,890 shares issued and outstanding as of December 31, 2024 and 2023, respectively	111	109
Additional paid-in capital	454,502	433,781
Accumulated other comprehensive loss	(129)	(60)
Accumulated deficit	(327,347)	(274,827)
Total stockholders' equity	127,137	159,003
Total liabilities and stockholders' equity	$158,235	$208,699
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net loss	$(52,520)	$(34,422)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock-based compensation	21,411	24,396
Depreciation and amortization	11,867	8,942
Impairment loss on intangible assets	11,706	487
(Recovery from) provision for doubtful accounts, net	(20)	152
Deferred income tax provision	—	55
(Gain) loss on disposal of fixed assets	(9)	2
Accretion of discount on acquisition holdback	—	2
Amortization of debt issuance costs	70	69
Provision for inventory obsolescence	108	—
Gain on early extinguishment of other financing obligations	—	(1,427)
Changes in other operating assets and liabilities:
Accounts receivable	11,272	9,493
Inventories	(471)	1,457
Prepaid expenses, other current assets and other assets	(11,455)	(3,058)
Accounts payable and other accrued payables	(9,417)	(8,817)
Accrued compensation and benefits	(7,395)	6,602
Contract liabilities	110	283
Other current liabilities and other liabilities	(1,195)	(2,629)
Net cash (used in) provided by operating activities	(25,938)	1,587
Cash flows from investing activities:
Capitalized software development costs	(11,505)	(14,552)
Purchase of investment	(3,000)	—
Purchases of property and equipment, net	(2,252)	(926)
Net cash used in investing activities	(16,757)	(15,478)
Cash flows from financing activities:
Payments under finance lease obligations	(1,730)	(1,592)
Payment of tax withholding related to net share settlement of equity awards	(457)	(3,742)
Proceeds from exercise of stock options	203	—
Payments of DFT holdback amount	—	(564)
Repurchase of common stock	—	(139)
Payments for debt issuance costs	—	(114)
Net cash used in financing activities	(1,984)	(6,151)
Net change in cash, cash equivalents, and restricted cash	(44,679)	(20,042)
Cash, cash equivalents and restricted cash, beginning of period	99,396	119,438
Cash, cash equivalents and restricted cash, end of period	$54,717	$99,396
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid–in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

	(in thousands)
Balance December 31, 2022	67,431	$106	$412,708	$(55)	$(240,405)	$172,354
Net loss		—	—	—	(34,422)	(34,422)
Foreign currency translation loss	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	22,874	—	—	22,874
Restricted stock unit award vested, net of shares withheld to cover tax withholding	2,032	2	(3,743)	—	—	(3,741)
Issuance of common stock for 401K match	777	1	1,942	—	—	1,943
Balance December 31, 2023	70,240	109	433,781	(60)	(274,827)	159,003
Net loss	—	—	—	—	(52,520)	(52,520)
Foreign currency translation loss	—	—	—	(8)	—	(8)
Actuarial loss on pension liability adjustment	—	—	—	(61)	—	(61)
Stock-based compensation	—	—	19,359	—	—	19,359
Restricted stock unit award vested, net of shares withheld to cover tax withholding	1,792	2	(459)	—	—	(457)
Issuance of common stock upon exercise of stock options	113	—	203	—	—	203
Issuance of common stock for 401K match	370	—	1,618	—	—	1,618
Balance December 31, 2024	72,515	$111	$454,502	$(129)	$(327,347)	$127,137

See accompanying notes to consolidated financial statements.

TELOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Telos Corporation, together with its subsidiaries (collectively, the "Company" or "Telos" or "We" or "Our"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding shares of Xacta Corporation and ubIQuity.com, inc., (a holding company for Xacta Corporation), and 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID") and Teloworks, Inc. ("Teloworks").
On March 13, 2024, the Board of Directors unanimously approved the dissolution of Telos APAC Pte. Ltd. ("Telos APAC"), a pre-operating foreign subsidiary, pursuant to a plan of complete liquidation and dissolution. Telos APAC was dissolved on October 7, 2024. The dissolution of this subsidiary did not have a material impact on the Company's business, results of operations and financial condition.
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
Basis of Comparison
Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation. In the current year, we reclassified sales and marketing expenses and general and administrative expenses, and presented them together as selling, general and administrative ("SG&A") expenses on the consolidated statements of operations. In addition, we presented impairment loss as a separate line item from research and development ("R&D") expenses on the consolidated statements of operations. The reclassifications had no impact on gross profit, total operating expenses or net loss in the consolidated statement of operations.
Segment Reporting
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and assess performance. We identified our Chief Executive Officer as the CODM.
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
Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition on cost estimation on certain contracts, allowance for credit losses, inventory obsolescence, valuation allowance for deferred tax assets, income taxes, certain assumptions related to share-based compensation, valuation and impairment of intangible assets and goodwill, restructuring expenses accruals, and contingencies. Actual results could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.

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
Restricted cash represents funds that are held in our money market account but precluded from use of general business needs through contractual requirements. We report our restricted cash balance within "Other assets" on the consolidated balance sheets, see Note 9 – Other Balance Sheet Components.
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
Accounts Receivable
Accounts receivable includes the following:
Billed Receivables: Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms. Where we anticipate that an invoice will be issued within a short period of time and where the funds are considered collectible within standard contract terms, we include this balance as billed accounts receivable.
Unbilled Receivables: Unbilled receivables are balances that have not yet been billed due to timing, most commonly just a month delayed from the timing of revenue recognition and the actual bill being presented to the customer. The Company has fulfilled all requirements in order to bill the customer and collect the funds.
Contract Assets: Contract assets are receivables for which the right to consideration is conditional upon factors other than the passage of time. The timing of these billings is generally driven by contractual terms, which may have billing milestones that are different from revenue recognition milestones.
Both billed and unbilled balances are recorded at their face amount less an allowance for credit losses over the contractual payment terms of the receivable. Collectability of these amounts is periodically reviewed based upon management's knowledge and analysis of available information as of the balance sheet date, including any specific circumstances related to overdue balances, length of time that the receivable has been outstanding, historical bad debts and aging trends, and other general and contract specific factors. The allowance for credit losses is adjusted based on such evaluation. Accounts receivable balances are written off against the allowance when management deems the balances uncollectible.
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
Upon sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2024, and 2023, such amounts are negligible.
Repairs and maintenance costs are expensed as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.
Leases
We determine if an arrangement is a lease and we account for leases in accordance with ASC Topic 842, "Leases." We entered into contractual arrangements primarily for the use of real estate facilities and certain other equipment. We determine the classification of the lease under these arrangements, if any, at inception based on (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether we have a right to direct the use of the asset.
Leased property meeting certain criteria is capitalized at the present value of the related minimum lease payments. Amortization of a finance lease ROU asset is computed using the straight-line method over the lesser of the lease term or the useful life of the related asset.
In accordance with ASC 842, we recorded operating lease ROU assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities, which represent our obligation to make lease payments. Our operating leases are generally for equipment and office spaces. The amount of operating lease liabilities due within 12 months are recorded in other current liabilities, with the remaining operating lease liabilities recorded as non-current liabilities in our consolidated balance sheets based on their contractual due dates. The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. On lease arrangements where leases include options to extend the term of the lease, we include the impact of the options on the lease term, when we are reasonably certain that we will exercise such options. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate on all operating leases. Some of our operating leases contain lease and non-lease components, which we account for as a single component. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term, and recorded within our consolidated statement of operations.
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
Software Development Costs
We account for development costs of software in accordance with ASC Topic 985-20 ("ASC 985-20"), "Software – Costs of Software to be Sold, Leased, or Marketed" and ASC Topic 350-40 ("ASC 350-40") "Internal Use Software," depending on the intended use of the software being developed. Under ASC 985-20, all costs of developing software prior to establishing its technological feasibility are research and development costs and are expensed as incurred. Once technological feasibility has been established, subsequent costs should be capitalized until the software begins to be marketed or is released to customers, after which the capitalized costs should be amortized and reviewed for impairment. Under ASC 350-40, we capitalize certain software development costs when the preliminary project stage is completed and the software has entered the application development stage. Once substantial testing is complete and the software is ready to be used, capitalization of costs ceases.

Capitalized software development costs are amortized on a straight-line basis over the estimated economic life of the application, ranging from two to five years, beginning when the asset is ready for its intended use.
ASC 350-40 also requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. In accordance with ASC 350-40, (i) capitalized implementation costs are classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement, (ii) amortization of capitalized implementation costs is presented in the same income statement line item as the service fees for the related hosting arrangement, and (iii) cash flows related to capitalized implementation costs are presented within the same category of cash flow activity as the cash flow for the related hosting arrangements (i.e. operating activity). As of December 31, 2024, and 2023, the net carrying value of the capitalized implementation costs related to hosting arrangements that were incurred during the application development stage aggregated to $0.17 million and $0.23 million, respectively. These costs are related primarily to the implementation of a new enterprise resource planning system. The Company begins amortizing the capitalized implementation costs after all substantial testing is complete and ready for its intended use, and amortized over the expected term of the arrangement on a straight-line basis.
Goodwill and Intangible Assets
Goodwill is recorded for the difference between the aggregate consideration paid for an acquisition and the fair value of net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for potential impairment. We evaluate the impairment of goodwill in accordance with ASC 350, which requires goodwill to be assessed on at least an annual basis, as of December 31 each year, for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or business climate, (2) a loss of key contracts or customers, or (3) negative operating performance indicators. The Company performs its goodwill impairment test at the reporting unit level.
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
The evaluation is based on the estimation of the fair values at the reporting unit level in comparison to the reporting unit's net asset-carrying values. The Company uses industry-accepted valuation models and set criteria that are reviewed and approved by management. The methodology used to assess impairment is a combination of the income approach (i.e., discounted cash flow ("DCF") method) and the market approach (i.e., Comparable Public Company ("CPC") method) to determine the fair value.
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
The results of the income and market approaches are weighted to determine the estimated fair value of the reporting unit. The weighting is judgmental and is based on the perceived level of appropriateness of the valuation methodology. Estimating the fair value involves the use of assumptions and significant judgments that are based on a number of factors, including actual operating results. A relatively small change in the underlying assumptions may cause a change in the results of the impairment assessment in future periods and, as such, could result in goodwill impairment.
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
•Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
•Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
This hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
Except for the fair value of investment, the fair value of certain non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, approximates the carrying value due to the short-term nature of these instruments. See Note 9 – Other Balance Sheet Components for further details on investment.
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
Advertising Costs
Advertising costs are expensed and included in selling, general and administrative expenses when incurred. Advertising expenses were $0.7 million and $0.8 million for the years ended December 31, 2024, and 2023, respectively.

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
Business Combinations
We evaluate acquisitions to determine whether it is a business combination or an asset acquisition and accounted for under U.S. GAAP using the acquisition method in accordance with ASC 805, Business Combinations. The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities, if any, is recorded as goodwill.
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
No business combinations occurred during the years ended December 31, 2024, and 2023.
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
•Performance-Based RSUs vest upon the achievement of a defined performance target during a defined performance period from the date of grant, or market conditions for its common stock, or certain operational milestone over a prescribed period. The fair value per share of these PSUs is equal to the closing stock price on the date of the grant or the fair value of the award on the grant date as determined through an independent valuation for PSUs with market conditions. In order to reflect the substantive characteristics of these market condition awards, the Company employs a Monte Carlo simulation valuation model to estimate the fair value for each tranche of the grant and corresponding requisite service period of the award. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such PSUs based on a large number of possible stock price path scenarios. The risk-free rate is based on the U.S. treasury zero-coupon issues in effect at the time of grant over the performance period. The expense for these PSUs is recognized over the derived service period as determined through the Monte Carlo simulation model.
Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, which has the discretion to establish the terms, conditions and criteria of the various awards, including the weighting and vesting schedule of RSUs and the performance conditions applicable to the PSUs.

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
The stock-based compensation expense for an award is recognized ratably over the requisite service period, which is generally the vesting period during which an employee is required to provide service in exchange for an award. Stock-based compensation expense for awards with performance conditions is estimated at each reporting date using management's expectation of the probable achievement of the specified performance targets and recognized over the requisite service period for each tranche on a graded-vesting basis. If such performance conditions are not or are no longer considered probable, no compensation expense for these awards is recognized, and any previously recognized expense is reversed. If the performance condition is achieved prior to the completion of the requisite service period, any unrecognized compensation expense will be recognized in the period the performance condition is achieved. Compensation expense for PSUs with market conditions is recognized based on the grant-date fair value calculated using the Monte Carlo model, as described above, or sooner if the market condition is achieved. Previously recognized expense for awards with market conditions will never be reversed subsequent to completion of the derived service period even if the market conditions are never achieved. We recognize forfeitures of stock-based compensation awards as they occur. Stock-based compensation expense is recognized as part of the cost of sales and operating expenses in our consolidated statements of operations. The stock-based payment transactions are recognized in accordance with ASC 718, "Compensation - Stock Compensation" and ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting."
Net (Loss) Earnings per Share
Basic net (loss) earnings per share is computed by dividing the net (loss) earnings by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net (loss) earnings per share is computed by dividing the net (loss) earnings by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested restricted common stock.
Other Comprehensive (Loss) Income
For one of our wholly-owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the periods presented. Translation gains and losses are included in stockholders' equity as a component of accumulated other comprehensive (loss) income.
Restructuring Expenses
The determination of when the Company accrues for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. The Company accounts for ongoing benefit arrangements, such as those documented by employment agreements, in accordance with ASC 712 ("ASC 712"), "Compensation – Nonretirement Postemployment Benefits." Under ASC 712, liabilities for postemployment benefits are recorded at the time of obligations are probable of being incurred and can be reasonably estimated. When applicable, the Company records such costs into operating expenses.
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
The Company incurred a cumulative amount of $3.9 million of restructuring expenses, which is the total expected cost of this restructuring plan. The actions under this restructuring plan were substantially completed in fiscal year 2023 and were fully paid in the third quarter of 2024.
2024 Restructuring Plan
Beginning in the third quarter of 2024, the Company undertook another restructuring action in an effort to optimize its strategic priorities and cost structure. As part of the 2024 restructuring plan, the Company decided to discontinue the development and/or sale of selected solutions or parts of solutions, which resulted in the impairment of capitalized software assets and a reduction in workforce. The restructuring charges under the 2024 restructuring plan include severance and related benefit costs. The Company accrues severance and related benefit costs under the 2024 restructuring plan when it is probable that a liability exists and the amount is reasonably estimated.
As of December 31, 2024, the cumulative amount of incurred severance and benefit costs related to the 2024 restructuring plan was $1.3 million, of which $0.2 million was allocated to the Security Solutions segment and $0.1 million was allocated to the Secure Networks segment. The 2024 restructuring actions were substantially completed in fiscal year 2024 and will be fully paid in early fiscal year 2025.
In addition, as a result of the Company's decision to abandon the development or sale of selected solutions in the third quarter of 2024, the Company wrote off $6.4 million of its previously capitalized software assets. This was reported as an impairment loss on intangible assets under operating expenses on the consolidated statement of operations.

Table 2.3: Restructuring Expenses and Impairment Loss
	Statements of Operations	For the Year Ended December 31,
		2024	2023

		(in thousands)
2022 Restructuring Plan:
Severance and related benefit costs (adjustments)	SG&A	$(10)	$(168)
Other related costs	SG&A	—	1,300
2024 Restructuring Plan:
Severance and related benefit costs	Cost of sales	341	—
Severance and related benefit costs	R&D, SG&A	939	—
Total restructuring expenses		1,270	1,132
Impairment of intangible assets (1)	Impairment loss on intangible assets	6,373	—
Total restructuring expenses and impairment loss		$7,643	$1,132
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

Table 2.4: Summary of Changes in Restructuring Expenses Accrual
Severance and related benefit costs (1)

(in thousands)
Balance at December 31, 2023	$400
Expenses (adjustments)	1,270
Cash payments	(1,633)
Balance at December 31, 2024	$37
(1) Restructuring-related liabilities are reported as part of "Other current liabilities" in the Company's consolidated balance sheets, see Note 9 - Other Balance Sheet Components for further details.
Recently Accounting Pronouncements - Adopted
In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard was effective for reporting periods beginning December 15, 2023. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations, and cash flows.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires improvement on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard was effective for fiscal year beginning after December 15, 2023, and requires application on a retrospective basis, and for interim periods within fiscal year beginning after December 15, 2024. We adopted this standard during the fourth quarter of fiscal year ended December 31, 2024, and disclosed the significant segment expense categories that are regularly provided to the CODM on an annual basis, as well as disclosing how segment measures of profit or loss are used by the CODM. The adoption of this standard only affected our disclosures, with no impact on our consolidated financial statements.
Recently Accounting Pronouncements - Not Yet Adopted
From time to time, new accounting standards are issued by the FASB or other standard-setting bodies, and are adopted by the Company as of the specified accounting date. Unless disclosed below, there are no issued standards not yet effective that are deemed applicable to the Company's consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosure," which requires public entities, on an annual basis, (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/(loss) by the applicable statutory income tax rate). This ASU will be effective, for public entities, for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of the adoption of this ASU on our consolidated financial position, results of operations, and cash flows.
In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses." This standard requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are in the process of assessing the impact of the adoption of this ASU on our consolidated financial statements.
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

Our contracts with the U.S. government are generally subject to the Federal Acquisition Regulation and the price is typically based on estimated or actual costs plus a reasonable profit margin. As such, the standalone selling price of products or services in our contracts with the U.S. government is typically equal to the selling price stated in the contract. For non-U.S. government contracts with multiple performance obligations, the standalone selling price is the observable price of a good or service when Telos sells that good or service separately in similar circumstances and to similar customers.
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
The majority of our revenue is recognized over time, as control is transferred continuously to our customers, who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 81% and 84% of our revenue for the years ended December 31, 2024, and 2023, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed-price, firm-fixed-price level of effort, and cost-plus fixed-fee contract types, which may include variable consideration.
Revenue is recognized using a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation; including cost incurred, labor hours expended, and time-elapsed measures for our fixed-price stand ready obligations. For certain contracts, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in our contracts with U.S. government customers whereby the customer may terminate a contract for convenience and then pay for costs incurred plus a profit, at which time the customer would take control of any work in process. For non-U.S. government contracts where we perform as a subcontractor and our order includes similar FAR provisions as the prime contractor's order from the U.S. government, continuous transfer of control is likewise supported by such provisions. For other non-U.S. government customers, continuous transfer of control to such customers is also supported due to general terms in our contracts and rights to recover damages, which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit.
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the transferred product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 19% and 16% of our revenue for the years ended December 31, 2024, and 2023, respectively.
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

Contract Estimates
Due to the transfer of control over time, revenue is recognized based on progress towards completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment and is based on the nature of the performance obligations. We generally use the cost-to-cost measure of progress on a proportional performance basis for our long-term contracts because it best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which includes both the actual costs already incurred and the estimated costs to complete. Revenues are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on certain of our performance obligations, the estimation of costs at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.
Our contracts may include various types of variable consideration, such as claims (for instance, indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular Defense Contract Audit Agency audits of incurred cost submissions. This resulted in signed final rate agreement letters through fiscal year 2022. We evaluated the resulting changes to revenue under the applicable cost-plus fixed-fee contracts, as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, if any. An immaterial revenue adjustment was recorded during fiscal years ended December 31, 2024, and 2023.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. No contract loss was recorded during the year ended December 31, 2024. We recorded an immaterial contract loss during the year ended December 31, 2023.
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

Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 18 – Segment Information, we disaggregate our revenue by customer and contract types. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Notably, most of our revenues are generated from U.S. customers, while international customers are de minimis; as such the financial information by geographic location is not presented.

Table 3.1: Revenue by Customer Type
	For the Year Ended December 31,
	2024		2023
	Amount	%	Amount	%

	(dollars in thousands)
Federal government	$94,951	88%	$131,143	90%
State & local government, and commercial	13,321	12%	14,235	10%
Total revenue	$108,272		$145,378

Table 3.2: Revenue by Contract Type
	For the Year Ended December 31,
	2024		2023
	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$81,541	75%	$114,188	79%
Time-and-materials	15,839	15%	13,535	9%
Cost plus fixed-fee	10,892	10%	17,655	12%
Total revenue	$108,272		$145,378

Table 3.3: Revenue Concentrations Greater than 10% of Total Revenue
	For the Year Ended December 31,
	2024	2023
U.S. Department of Defense ("DoD")
Security Solutions segment	24%	18%
Secure Networks segment	29%	47%
U.S. Department of Homeland Security ("DHS")
Security Solutions segment	15%	N/A

Table 3.4: Contract Balances
		As of December 31,
	Balance Sheet Presentation	2024	2023

		(in thousands)
Billed account receivables (1)	Accounts receivable, net	$10,014	$17,818
Unbilled account receivables	Accounts receivable, net	5,412	8,022
Contract assets	Accounts receivable, net	3,746	4,584
Contract liabilities - current	Contract liabilities	6,838	6,728
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. For the years ended December 31, 2024, and 2023, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $5.9 million and $5.4 million, respectively.
As of December 31, 2024, we had approximately $51.2 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 95% of our remaining performance obligations over the next 12 months, and the balance thereafter.

4. ACCOUNTS RECEIVABLE, NET

Table 4.1: Details of Accounts Receivable, Net
	As of December 31,
	2024	2023

	(in thousands)
Billed accounts receivables	$10,070	$18,101
Unbilled accounts receivable	5,412	8,022
Contract assets	3,746	4,584
Allowance for credit losses	(56)	(283)
Accounts receivable, net	$19,172	$30,424
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 88% and 91% of our billed and unbilled accounts receivable, as of December 31, 2024, and 2023, respectively, were directly with U.S. government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses.

Table 4.2: Allowance for Credit Losses Activities
	Balance Beginning of Year	Provision for (Recovery from) Credit Losses (1)	Write-Offs (2)	Balance End of Year

	(in thousands)
For the Year Ended December 31, 2024	$283	$(20)	$(207)	$56
For the Year Ended December 31, 2023	134	152	(3)	283

(1) Current year account receivable reserves for expected credit losses and subsequent recoveries, net
(2) Accounts receivable written-off
On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company could sell certain accounts receivable (balance not to exceed $10.0 million) to a third party, or the "Factor," without recourse to the Company, with an availability period through June 30, 2022, and from year to year thereafter unless terminated in writing by the parties. There were no accounts receivable sold during 2024 and 2023, respectively. As of December 31, 2024, and 2023, there were no outstanding sold accounts receivable.
5. INVENTORIES, NET

Table 5.1: Details of Inventories, Net
	As of December 31,
	2024	2023

	(in thousands)
Gross inventory	$1,916	$2,179
Allowance for inventory obsolescence	(133)	(759)
Inventories, net	$1,783	$1,420
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$17,239	$(13,617)	$3,622	$16,213	$(13,363)	$2,850
Leasehold improvement	3,396	(2,735)	661	3,211	(2,604)	607
Total	$20,635	$(16,352)	$4,283	$19,424	$(15,967)	$3,457

Table 6.2: Depreciation and Amortization Expense
	For the year ended December 31,
	2024	2023

	(in thousands)
Depreciation and amortization	$1,646	$2,230
7. GOODWILL
As discussed in Note 2 – Significant Accounting Policies, we reported two operating and reportable segments: Security Solutions and Secure Networks. The two operating and reportable segments represent the reporting units for purposes of testing goodwill.
The goodwill balance was $17.9 million as of December 31, 2024, and 2023, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment.
The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows.
For fiscal year 2024, we performed a qualitative assessment of our reporting units and identified that it is more likely than not that the estimated fair value of the reporting units exceeds their carrying value and thus, we did not proceed to the two-step goodwill impairment test.
For fiscal year 2023, we performed a qualitative assessment of our reporting units and identified that it is more likely than not that the estimated fair value of our Security Solutions reporting unit exceeded its carrying value. In contrast, based on the initial qualitative assessment of our Secure Networks reporting unit, we determined that it is not more likely than not that the fair value of this reporting unit exceeds its carrying value, therefore we performed a quantitative impairment test. Based on the quantitative assessment of our Secure Networks reporting unit as of December 31, 2023, the estimated fair value exceeded its carrying value.
Based on the results of our annual impairment test of goodwill performed, the estimated fair value of our respective reporting units exceeded their respective carrying value, and no impairment charges were taken during the years ended December 31, 2024, and 2023.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
	Estimated useful life	As of December 31, 2024			As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

		(in thousands)
Acquired technology	8 years	$3,630	$(1,550)	$2,080	$3,630	$(1,097)	$2,533
Customer relationships	3 years	40	(40)	—	40	(32)	8
Software development costs	2 - 5 years	27,366	(15,761)	11,605	35,312	(12,256)	23,056
Subtotal		31,036	(17,351)	13,685	38,982	(13,385)	25,597
In-process software development costs (1)		16,725	—	16,725	14,019	—	14,019
Total		$47,761	$(17,351)	$30,410	$53,001	$(13,385)	$39,616

(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of balance sheet date, thus not yet amortized.
In 2024, there were selected capital software projects for which the Company decided to discontinue the development and/or sale of all or part of certain solutions and certain projects that the Company ceased use before the end of its useful life. As a result of the Company's decision to abandon the associated software, the Company wrote off $11.7 million of the previously capitalized software costs, of which $5.3 million was recorded as "Impairment loss on intangible assets" under cost of sales within the Security Solutions segment, and $6.4 million was recorded as "Impairment loss on intangible assets" under operating expenses in the Company's consolidated statements of operations during the fiscal year ended December 31, 2024.
In 2023, as a result of the impairment assessment, the Company identified conditions demonstrating impairment of certain software development costs and an impairment charge of $0.5 million was reported as "Impairment loss on intangible assets" under operating expenses in the Company's consolidated statements of operations during the fiscal year ended December 31, 2023.
The Company did not recognize any impairment charges on other intangible assets for the periods presented.

Table 8.2: Amortization Expense
	For the year ended December 31,
	2024	2023

	(in thousands)
Amortization expense related to:
Software development costs - cost of sales (1)	$6,015	$2,840
Software development costs - research and development	2,286	1,623
Other intangible assets - general and administrative	461	467
Total	$8,762	$4,930
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed are charged under cost of sales on the consolidated statements of operations.

Table 8.3: Estimated Future Amortization Expense of Intangible Assets, Net
As of December 31, 2024
(in thousands)
Year Ending December 31, 2025	$5,692
Year Ending December 31, 2026	3,698
Year Ending December 31, 2027	2,658
Year Ending December 31, 2028	1,373
Year Ending December 31, 2029	264
Thereafter	—
Total (1)	$13,685
(1) This does not include amortization of in-process software development costs, as estimation of the timing of future amortization expenses would be impractical.
Actual amortization expense in future periods could differ from these estimates as a result of impairments, future releases, future acquisitions, divestitures, and other factors.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Other Assets
	As of December 31,
	2024	2023

	(in thousands)
Prepaid expenses – long-term portion	$4,975	$593
Investment (1)	3,000	—
Restricted cash	139	136
Other	75	156
Other assets	$8,189	$885
(1) In March 2024, the Company made a $3.0 million investment in a privately held company via a simple agreement for future equity. The Company elected to apply the fair value option on this investment. The Company believes the fair value option best reflects the economics of the underlying transaction. The fair value of this investment was based on non-marketable observable inputs, which represent Level 3 measurement within the fair value hierarchy. Changes in the fair value of this investment are recognized within "Other Income (Expenses)" on the consolidated statements of operations, if any. During fiscal year 2024, there were no changes in the fair value of this investment.

Table 9.2: Details of Accounts Payable and Other Accrued Liabilities
	As of December 31,
	2024	2023

	(in thousands)
Accounts payable	$1,153	$8,307
Accrued payables	3,147	5,443
Accounts payable and other accrued liabilities	$4,300	$13,750

Table 9.3: Details of Other Current Liabilities
	As of December 31,
	2024	2023

	(in thousands)
Other accrued liabilities	$829	$1,427
Restructuring expenses accrual	37	400
Other	436	497
Other current liabilities	$1,302	$2,324
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
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of December 31, 2024.
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
The Company transferred all the rights, title and interest in the underlying licenses in exchange for the extinguishment of the outstanding financing obligations. The Company evaluated the transfer of the underlying licenses as consideration paid for the outstanding financing obligations under ASC 470-10, Debt, and the provisions of the MPA, and concluded that the transaction resulted in an extinguishment of debt. The Company recorded the difference between the carrying value of the Company's debt instrument and the underlying licenses as a gain on early extinguishment of other financing obligations. The Company reported a gain of $1.4 million, which was recorded as "Other income" in the consolidated statements of operations during the year ended December 31, 2023. No gain was reported for the fiscal year ended December 31, 2024.
11. STOCKHOLDERS' EQUITY
Capital Stock
Our authorized capital stock consists of 250,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share.
As of December 31, 2024, and 2023, there were 72,514,652 and 70,239,890 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding on either date.
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
There were no share repurchases during the year ended December 31, 2024, and 2023. As of December 31, 2024, there was $38.7 million of the authorization remaining for future common stock repurchases under the SRP.
Accumulated Other Comprehensive Loss

Table 11.1: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2022	$(162)	$107	$(55)
Other comprehensive loss, net of tax	(5)	—	(5)
Balance as of December 31, 2023	(167)	107	(60)
Other comprehensive loss, net of tax	(8)	(61)	(69)
Balance as of December 31, 2024	$(175)	$46	$(129)
12. STOCK-BASED COMPENSATION
On May 8, 2023, the Company amended the 2016 LTIP with an additional 6,000,000 shares available for issuance, increasing the total number of shares available to 13,459,913. Further, on May 21, 2024, the Company authorized an additional 8,500,000 shares to be available under the Amended and Restated 2016 LTIP, increasing the total number of shares available for issuance under the 2016 LTIP to 21,959,913 shares. As of December 31, 2024, approximately 1.0 million shares of our common stock were reserved for future grants under the 2016 LTIP, as amended.
The Company records stock-based compensation related to accrued compensation in which it intends to settle in shares of the Company's common stock. However, it is the Company's discretion whether this compensation will ultimately be paid in stock or cash, as it has the right to dictate the form of these payments up until the date they are paid.
Stock-based compensation expense recognized for restricted stock units and stock options granted to employees and non-employees is included in the consolidated statements of operations, net of adjustments. There were no income tax benefits recognized on the stock-based compensation expense for these periods.

Table 12.1: Details of Stock Compensation Expense by Category
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Cost of sales - services	$828	$900
Research and development	(121)	1,989
General and administrative (1)	20,704	21,507
Total	$21,411	$24,396
(1) Stock-based compensation expense related to stock options was $0.1 million and $0.3 million for the years ended December 31, 2024 and 2023.
Restricted Stock

Table 12.2: Restricted Stock Unit Activity
	Service-Based RSU	Performance-Based RSU	Total	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2023	2,132,613	43,800	2,176,413	$5.07
Granted	1,844,223	10,730,226	12,574,449	3.47
Vested	(1,910,651)	—	(1,910,651)	4.41
Forfeited, cancelled, or expired	(114,082)	(90,796)	(204,878)	9.25
Unvested outstanding units as of December 31, 2024	1,952,103	10,683,230	12,635,333	$3.52
On May 16, 2024, the Company granted PSUs that could be settled in up to 1,335,281 shares of its common stock to certain senior executives and employees that will vest upon achieving certain operational milestones prior to January 1, 2027.
On May 28, 2024, the Company granted PSUs to certain senior executives and employees that could settle in up to 2,499,945 shares of its common stock. These PSUs may vest only if the Company achieves certain financial performance targets for fiscal year 2025. The Company also granted PSUs containing market conditions to certain executives that could settle in up to 6,875,000 shares of its common stock. These PSUs with market conditions may vest, in whole or in part, only if the Company's closing common stock price remains at or above certain specified stock prices for 50 consecutive calendar days prior to January 1, 2027.
Our key assumptions used to calculate the grant date fair value of the PSU awards with market condition granted in fiscal year 2024 include a performance period of 2.59 years, an expected volatility of 83.9%, and a risk-free rate of 4.70%. The fair value for these market condition PSUs at the grant date ranges between $2.62 - $3.75, and the derived service periods ranges between 0.63 - 1.31 years.
On December 1, 2024, the Company granted PSUs to an employee that could settle in up to 20,000 shares of its common stock and may vest upon achieving certain operational milestones prior to January 1, 2028.
As of December 31, 2024, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $43.2 million. Total unrecognized compensation cost related to unvested RSUs and PSUs was $17.0 million as of December 31, 2024, of which $2.0 million relates to PSUs that were not probable of achievement. The remaining $15.0 million of unrecognized compensation cost is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.7 years.
In the second quarter of 2024, the performance targets for outstanding PSUs granted prior to 2024 were not probable of being achieved. Therefore, the Company recorded a cumulative catch-up adjustment for the change in its probability assessment, resulting in a $1.2 million decrease in stock-based compensation expense. This was recorded as a stock-based compensation adjustment under R&D expenses and SG&A expenses in the Company's statements of operations for the year ended December 31, 2024. The performance period for these PSUs ended during the third quarter of 2024.

Stock Options

Table 12.3: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2023	400,000	$1.80	9.4	$740,000
Granted	—	—
Exercised	(113,000)	1.80
Forfeited, cancelled, or expired	—	—
Outstanding option balance as of December 31, 2024	287,000	$1.80	8.4	$464,940
Exercisable stock option as of December 31, 2024	287,000	$1.80	8.4	$464,940
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
Our key assumptions used to calculate the fair value of the stock options granted in fiscal year 2023 include an expected term ranging from 5.5 to 10 years, expected volatility between 30.7% - 35.1%, and a risk-free rate of 3.5%. The weighted-average fair value of the underlying stock options at the grant date was $1.06. There were no new stock options granted in fiscal year 2024.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of December 31, 2024.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the next annual stockholders meeting is expected to occur at the same approximate time each year.
As of December 31, 2024, there were no unrecognized compensation costs related to non-vested stock options.

13. LEASES
We lease office space facilities and equipment under non-cancelable operating and finance leases with various expiration dates, some of which contain renewal options. The Company's lease portfolio is comprised of two major classes. The lease of the Ashburn facility is accounted for as a finance lease. Under this lease agreement, the basic rent increases by a fixed 2.5% escalation annually, expiring on May 28, 2029. The other office spaces and equipment leased are accounted for as operating leases.

Table 13.1: Details of Lease Costs
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Operating lease cost	$277	$541
Short-term lease cost (1)	53	55
Finance lease cost
Amortization of finance lease assets	1,221	1,221
Interest on finance lease liabilities	527	611
Total finance lease cost	1,748	1,832
Total lease costs	$2,078	$2,428
(1) Leases that have terms of 12 months or less.

Table 13.2: Future Minimum Lease Payments
	Operating Leases	Finance Leases

	(in thousands)
Year Ending December 31, 2025	$245	$2,314
Year Ending December 31, 2026	252	2,372
Year Ending December 31, 2027	166	2,431
Year Ending December 31, 2028	26	2,492
Year Ending December 31, 2029	—	1,049
Thereafter	—	—
Total minimum lease payments	689	10,658
Less: Imputed interest	(61)	(1,140)
Total lease obligations	628	9,518
Less: Current portion of lease obligations	(210)	(1,877)
Long-term lease obligations	$418	$7,641

Table 13.3: Weighted-Average Remaining Lease Terms and Discount Rates
	For the Year Ended December 31,
	2024	2023
Weighted average remaining lease term (in years):
Finance leases	4.3 years	5.3 years
Operating leases	2.8 years	3.4 years
Weighted average discount rate:
Finance leases	5.04%	5.04%
Operating leases	6.04%	5.75%

Table 13.4: Supplemental Cash Flow Information Related to Leases
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$275	$585
Operating cash flows related to finance leases	528	611
Financing cash flows related to finance leases	1,730	1,592

14. EMPLOYEE BENEFIT PLAN
Telos sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. As of December 31, 2024, the Plan held 1,609,480 shares of Telos common stock. We matched one-half of employee contribution to the Plan up to a maximum of 4% of such employee's eligible annual base salary. Prior to September 2023, Telos' contributions vested at the rate of 20% each year, with full vesting occurring after completion of five years of service. Effective September 1, 2023, we changed our Telos-contributed matching funds to a two-year vesting schedule: 20% vesting after one year of service, and fully vesting after the completion of two years of service. Telos intends to fund the employer matching contribution in Telos stock, but will have the discretion to fund the match in cash or a combination of stock and cash. The Telos employer matching contribution is funded in the first quarter of the subsequent year.
Our total contributions to the Plan for 2024 and 2023 were $2.1 million for both periods.
15. INCOME TAXES

Table 15.1: Components of Provision for Income Taxes
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Current provision
Federal	$—	$—
State	21	(19)
Foreign	5	—
Total current	26	(19)
Deferred tax expense
Federal	46	32
State	(46)	23
Total deferred	—	55
Provision for income taxes	$26	$36

Table 15.2: Reconciliation of Statutory Tax Rate to Actual Tax Rate
	For the Year Ended December 31,
	2024	2023
Computed expected income tax provision	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.3	3.6
Change in valuation allowance for deferred tax assets	(23.1)	7.5
Cumulative deferred adjustments	1.0	—
Provision to return adjustments	—	(0.1)
Other permanent differences	(0.1)	(0.2)
Stock-based compensation	(0.7)	(41.2)
Section 162(m) limitation - covered employees	(3.9)	9.5
Uncertain tax positions	(0.5)	0.5
R&D credit	2.9	(0.7)
Effective tax rate	(0.1%)	(0.1%)

Table 15.3: Components of Deferred Tax Assets and Liabilities
	As of December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$14	$70
Allowance for inventory obsolescence and amortization	60	203
Accrued liabilities not currently deductible	763	1,133
Stock-based compensation	2,734	1,352
Accrued compensation	783	2,457
Lease liabilities	2,594	2,906
Goodwill	28,122	30,947
Capitalized research and development costs	10,116	2,992
Net operating loss carryforwards - federal	15,101	8,402
Net operating loss carryforwards - state	2,672	1,522
R&D tax credit	4,856	3,647
Amortization and depreciation	—	252
Total gross deferred tax assets	67,815	55,883
Less valuation allowance	(67,117)	(54,999)
Total deferred tax assets, net of valuation allowance	698	884
Deferred tax liabilities:
Right-of-use assets	(1,510)	(1,697)
Amortization and depreciation	(1)	—
Total deferred tax liabilities	(1,511)	(1,697)
Net deferred tax liabilities	$(813)	$(813)

Table 15.4: Valuation Allowance Activity
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Balance at beginning of year	$54,999	$57,559
Additions (reductions)	12,118	(2,560)
Balance at end of year	$67,117	$54,999
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
Based on available evidence, we have determined that a valuation allowance is required as of December 31, 2024, and 2023 against the net of our deferred tax assets and liabilities to the extent that only a deferred tax liability related to indefinite-lived goodwill remains on our consolidated balance sheets on December 31, 2024, and 2023.
On December 31, 2024, for federal income tax purposes, there was approximately a $71.9 million net operating loss available to be carried forward to offset future taxable income. Approximately $10.6 million of these net operating loss carryforwards expire in 2037, the remaining will be carried forward indefinitely. As of December 31, 2024, there was approximately $6.1 million of R&D credit carryover which begins to expire in 2033. Certain tax attributes of the Company, including net operating losses and credits, would be subject to a limitation should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended, occur. The limitations resulting from a change in ownership could affect the Company's ability to utilize its tax attributes. A study was completed in 2020 which confirmed that no limitation applies to the Company's tax attributes as of December 31, 2020. We believe that ownership activity since December 31, 2020, would not result in limitation sufficient to result in the expiration of unused attributes.

Under the provisions of ASC 740, we determined that there were approximately $1.5 million and $1.2 million of unrecognized tax benefits as of December 31, 2024, and 2023, respectively. There was no tax benefit included on the unrecognized tax benefits as of December 31, 2024. There was $0.01 million of tax benefits included in the balance of unrecognized tax benefits as of December 31, 2023, that if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2024, and 2023 were $1.5 million and $1.2 million, respectively, of tax benefits that, if recognized, would not impact the effective tax rate due to the Company's valuation allowance. We report interest and penalties as a component of income tax expense. There was no accrued interest and penalties related to the unrecognized tax benefits as of December 31, 2024. The Company had accrued interest and penalties related to the unrecognized tax benefits of $0.01 million, which was recorded in other liabilities as of December 31, 2023. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open with regards to unrecognized tax benefits, 2013 to 2024, has not been extended beyond the applicable statute of limitations.
We file income tax returns in the U.S. federal jurisdiction and are subject to the continuous examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. The applicable statute of limitations is no longer open for audit or examination for the years before 2021 for federal income taxes in the U.S. We were notified by the IRS in September 2024 regarding an audit of our 2021 federal income tax return. As of the date of these financial statements, the audit is still ongoing and no final determination or audit report has been issued.

Table 15.5: Reconciliation of the Beginning and Ending Amounts of Unrecognized Tax Benefit
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Balance at beginning of year	$1,228	$1,357
Increase (decrease) in prior year tax positions	123	(169)
Increase related to current year tax positions	177	131
Decrease related to lapse of statutes	(13)	(91)
Balance at end of year	$1,515	$1,228
16. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net (loss)/earnings per share because to do so would be anti-dilutive.

Table 16.1: Potentially Dilutive Securities
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Unvested restricted stock and restricted stock units	834	687
Total	834	687
As of December 31, 2024, and 2023, PSUs of 10,683,230 and 43,800, respectively, have been excluded in the calculation of the potentially dilutive securities above because issuance of such shares are contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period.
17. RELATED PARTY TRANSACTIONS
Emmett J. Wood, the brother of our Chairman and CEO, had been an employee of ours since 1996. In January 2023, he tendered his resignation as an employee effective February 7, 2023. The amounts paid to him as total compensation in 2023, including stock awards and other benefits, was $0.2 million.
One of the Company's directors served as a consultant to the Company under a consultancy agreement that expired on December 31, 2023. The Company, at its election, paid the director a fixed amount, in the form of RSUs, for his services from January 1 through June 30, 2023. On January 3, 2023, the Company granted the director 16,859 RSUs, one-half of which vested on March 3, 2023, and the other half vested on May 18, 2023. From July 1 through December 31, 2023, the director was paid a firm-fixed monthly retainer fee, plus additional fees and contingent bonus payments upon achievement of certain contract goals, payable in cash. Cash payments made for his consulting services were $0.1 million for the year ended December 31, 2023.

18. SEGMENT INFORMATION
As noted in Note 2 – Significant Accounting Policies, we conduct our operations through two reportable and operating segments: Security Solutions and Secure Networks.
•Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta, Telos Automated Message Handling System ("AMHS") and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud and/or cybersecurity solutions during the period. Other segment expenses relate to labor, material, and overhead costs. Software sales generally yield higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
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

Table 18.1: Results of Operations by Business Segment
	For the Year Ended December 31,
	2024			2023
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$76,760	$31,512	$108,272	$77,416	$67,962	$145,378
Cost of sales
Impairment loss on intangible assets (1)	5,333	—	5,333	—	—	—
Depreciation and amortization (1)	6,396	8	6,404	3,532	12	3,544
Stock-based compensation expense (1)	667	161	828	668	232	900
Other segment items (2)	36,685	24,593	61,278	33,602	54,390	87,992
Total cost of sales	49,081	24,762	73,843	37,802	54,634	92,436
Gross profit	27,679	6,750	34,429	39,614	13,328	52,942
Operating expenses
Research and development expenses			8,442			11,760
Selling, general and administrative expenses			75,487			81,010
Impairment loss on intangible assets			6,373			487
Total operating expenses			90,302			93,257
Operating loss			(55,873)			(40,315)
Other income			4,023			6,715
Interest expense			(644)			(786)
Loss before income taxes			(52,494)			(34,386)
Provision for income taxes			(26)			(36)
Net loss			$(52,520)			$(34,422)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.
We measure each segment's profitability based on gross profit. The CODM evaluates the segment's performance based on metrics, such as segment revenues and gross profit, to align with our strategies and objectives, and provide a framework to allocate resources between the segments.
We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, if any. There were no inter-segment sales and transfers during fiscal years 2024 and 2023. Interest income, interest expense, other income and expense items, and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure and are primarily recorded at the corporate level.

Management does not utilize total assets by segment, nor provide segment asset information to the CODM, to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.
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
Management does not believe that there are any litigation or claims that would have a material adverse effect on the business, or the consolidated financial statements of the Company as of December 31, 2024.
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
20. SUPPLEMENTAL CASH FLOW INFORMATION

Table 20.1: Details of Cash, Cash Equivalent, and Restricted Cash
	As of December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$54,578	$99,260
Restricted cash (1)	139	136
Cash, cash equivalents, and restricted cash	$54,717	$99,396
(1)Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is recorded under "Other assets" on the Consolidated Balance Sheets.

Table 20.2: Supplemental Cash Flow Information
	For the Year Ended December 31,
	2024	2023

	(in thousands)
Cash paid during the year for:
Interest	$563	$693
Income taxes	132	147
Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for operating lease liabilities	$626	$125
Capital expenditure activity in accounts payable and other accrued liabilities	309	341
Issuance of common stock for 401K match	1,619	1,943
Intangible assets transferred to extinguish other financing obligations	—	7,089

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of December 31, 2024, and has concluded that our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information
(a) None.
(b) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2025 Annual Meeting of Stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and certain information to be included in the Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item regarding executive officers, insider trading policies and procedures, directors and nominees for directors, including information with respect to our audit committee and audit committee financial expert, will be included under Election of Directors, Executive Officers, Corporate Governance, Corporate Governance Guidelines, Independence of Directors, Board of Directors Nomination Process, Information Security and Risk Oversight, Meetings of the Board of Directors, Compensation of Directors, and Committees of the Board of Directors, as well as Management Development and Compensation Committee Report, and Insider Trading Policy in the Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement under the Advisory Vote on Executive Compensation and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement under Approval of the Amendment to the Amended and Restated 2016 Omnibus Long-Term Incentive Plan and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement under Certain Relationships and Related Transactions, and Independence of Directors and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement under Ratification of Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

			Incorporated by Reference Herein
Exhibit Number		Description of Exhibit	Form/ Schedule	Date Filed	Exhibit Number
3.1		Second Articles of Amendment and Restatement of Telos Corporation dated November 12, 2020	8-K	November 16, 2020	3.2
3.2		Fourth Amended and Restated Bylaws of Telos Corporation, effective as of November 7, 2023	8-K	November 9, 2023	3.1
4.1		Description of our Capital Stock	10-K	March 28, 2022	4.13
10.1	*	Form of Indemnification Agreement between the Company and its directors and executive officers	10-Q	May 17, 2021	10.1
10.2	*	Employment Agreement, dated as of September 17, 2012, between the Company and Mark Griffin	10-K	April 1, 2013	10.23
10.3	*	Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and John B. Wood	10-Q	November 14, 2012	10.1
10.4	*	Executive Employment Agreement between Mark Bendza and the Company, dated as of July 19, 2021	10-Q	August 16, 2021	10.1
10.5	*	Executive Employment Agreement between E. Hutchinson Robbins, Jr. and the Company, dated as of February 1, 2022	10-K	March 16, 2023	10.5
10.6	* +	Executive Employment Agreement between Malcolm Cooke and the Company, dated as of February 20, 2025
10.7	*	Annual Incentive Plan for 2022	8-K	February 28, 2022	99.1
10.8	*	Annual Incentive Plan, as amended	8-K	September 20, 2023	99.1
10.9	*	Amended and Restated 2016 Omnibus Long-Term Income Plan	8-K	May 22, 2024	10.1
10.10	*	Form of Notice of Grant of Restricted Stock	10-Q	August 15, 2016	10.4
10.11	*	Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Time-Based)	8-K	February 3, 2021	99.1
10.12	*	Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Performance-Based)	8-K	February 3, 2021	99.2
10.13	*	Form of Telos Corporation Notice of Grant of Option	10-Q	August 9, 2023	10.1
10.14	*	Form of Telos Corporation Notice of Grant of Restricted Shares and/or Restricted Share Units (Time-based)	10-Q	August 9, 2023	10.2
10.15		Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank	8-K	January 5, 2023	99.1
10.16		First Amendment to Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank, dated April 12, 2023	10-Q	May 10, 2023	10.1
19.1	+	Insider Trading Policy

*	constitutes a management contract or compensatory plan or arrangement
+	filed herewith
^	furnished herewith

Incorporated by Reference Herein
Exhibit Number		Description of Exhibit	Form/ Schedule	Date Filed	Exhibit Number
21.1	+	List of subsidiaries of Telos Corporation
23.1	+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	March 15, 2024	97.1
101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	+	XBRL Taxonomy Extension Schema
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase
101.LAB	+	XBRL Taxonomy Extension Label Linkbase
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	constitutes a management contract or compensatory plan or arrangement
+	filed herewith
^	furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

	/s/ John B. Wood	March 10, 2025
By:	John B. Wood
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood		March 10, 2025
John B. Wood	Chief Executive Officer (Principal Executive Officer) Chairman of the Board and Director

/s/ Mark Bendza		March 10, 2025
Mark Bendza	Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding		March 10, 2025
Victoria Harding	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ David Borland		March 10, 2025
David Borland	Director

/s/ Bonnie Carroll		March 10, 2025
Bonnie Carroll	Director

/s/ Fredrick D. Schaufeld		March 10, 2025
Fredrick D. Schaufeld	Director

/s/ John W. Maluda		March 10, 2025
John W. Maluda, Major Gen., USAF (Ret)	Director

/s/ Brad Jacobs		March 10, 2025
Brad Jacobs	Director

/s/ Derrick D. Dockery		March 10, 2025
Derrick D. Dockery	Director