Form 10-Q
period 2025-03-31
TELOS CORP
filed 2025-05-09
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of May 2, 2025, the registrant had outstanding 73,484,720 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands, except per share amounts)
Revenue – services	$28,845	$28,851
Revenue – products	1,771	768
Total revenue	30,616	29,619
Cost of sales – services (excluding depreciation and amortization)	15,491	17,059
Cost of sales – products (excluding depreciation and amortization)	1,440	321
Depreciation and amortization	1,503	1,278
Total cost of sales	18,434	18,658
Gross profit	12,182	10,961
Operating expenses:
Research and development expenses	1,571	3,170
Selling, general and administrative expenses	19,633	16,229
Total operating expenses	21,204	19,399
Operating loss	(9,022)	(8,438)
Other income	561	1,252
Interest expense	(147)	(175)
Loss before income taxes	(8,608)	(7,361)
Benefit from (provision for) income taxes	4	(17)
Net loss	$(8,604)	$(7,378)

Net loss per share:
Basic	$(0.12)	$(0.10)
Diluted	$(0.12)	$(0.10)

Weighted-average shares outstanding:
Basic	72,715	70,628
Diluted	72,715	70,628
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Net loss	$(8,604)	$(7,378)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	80	(35)
Actuarial gain (loss) on pension liability adjustment	8	(30)
Comprehensive loss	$(8,516)	$(7,443)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$57,791	$54,578
Accounts receivable, net	18,750	19,172
Inventories, net	1,489	1,783
Prepaid expenses	15,279	15,092
Other current assets	834	793
Total current assets	94,143	91,418
Property and equipment, net	3,885	4,283
Finance lease right-of-use assets, net	5,086	5,391
Operating lease right-of-use assets, net	570	622
Goodwill	17,922	17,922
Intangible assets, net	31,156	30,410
Other assets	5,299	8,189
Total assets	$158,061	$158,235
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other accrued liabilities	$5,817	$4,300
Accrued compensation and benefits	7,434	7,608
Contract liabilities	6,745	6,838
Finance lease obligations – current portion	1,915	1,877
Operating lease obligations – current portion	215	210
Other current liabilities	1,404	1,302
Total current liabilities	23,530	22,135
Finance lease obligations – non-current portion	7,151	7,641
Operating lease obligations – non-current portion	362	418
Deferred income taxes	809	813
Other liabilities	95	91
Total liabilities	31,947	31,098
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 73,319,993 shares and 72,514,652 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	112	111
Additional paid-in capital	461,994	454,502
Accumulated other comprehensive loss	(41)	(129)
Accumulated deficit	(335,951)	(327,347)
Total stockholders’ equity	126,114	127,137
Total liabilities and stockholders’ equity	$158,061	$158,235
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Cash flows from operating activities:
Net loss	$(8,604)	$(7,378)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	7,048	2,984
Depreciation and amortization	2,336	3,129
(Benefit from) provision for deferred income tax	(4)	12
(Recovery from) provision for doubtful accounts	(5)	41
Amortization of debt issuance costs	17	17
Changes in other operating assets and liabilities:
Accounts receivable	427	11,703
Inventories	294	(44)
Prepaid expenses, other current assets, other assets	2,722	(171)
Accounts payable and other accrued payables	1,537	(6,549)
Accrued compensation and benefits	375	(3,054)
Contract liabilities	(93)	(734)
Other current liabilities	56	(306)
Net cash provided by (used in) operating activities	6,106	(350)
Cash flows from investing activities:
Capitalized software development costs	(2,214)	(3,202)
Purchases of property and equipment	(123)	(97)
Purchase of investment	—	(850)
Net cash used in investing activities	(2,337)	(4,149)
Cash flows from financing activities:
Payments under finance lease obligations	(452)	(416)
Payment of tax withholding related to net share settlement of equity awards	(104)	(430)
Net cash used in financing activities	(556)	(846)
Net change in cash, cash equivalents, and restricted cash	3,213	(5,345)
Cash, cash equivalents, and restricted cash, beginning of period	54,717	99,396
Cash, cash equivalents, and restricted cash, end of period	$57,930	$94,051
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2024	72,515	$111	$454,502	$(129)	$(327,347)	$127,137
Net loss	—	—	—	—	(8,604)	(8,604)
Foreign currency translation gain	—	—	—	80	—	80
Actuarial gain on pension liability adjustment	—	—	—	8	—	8
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	76	—	(104)	—	—	(104)
Stock-based compensation	—	—	5,534	—	—	5,534
Issuance of common stock for 401K match	728	1	2,062	—	—	2,063
Balance at March 31, 2025	73,319	$112	$461,994	$(41)	$(335,951)	$126,114

Balance at December 31, 2023	70,240	$109	$433,781	$(60)	$(274,827)	$159,003
Net loss	—	—	—	—	(7,378)	(7,378)
Foreign currency translation loss	—	—	—	(35)	—	(35)
Actuarial loss on pension liability adjustment	—	—	—	(30)	—	(30)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,148	1	(431)	—	—	(430)
Stock-based compensation	—	—	1,648	—	—	1,648
Issuance of common stock for 401K match	370	—	1,618	—	—	1,618
Balance at March 31, 2024	71,758	$110	$436,616	$(125)	$(282,205)	$154,396
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Telos Corporation, together with its subsidiaries (collectively, the "Company," "we," "our" or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding shares of Xacta Corporation and ubIQuity.com, inc. (a holding company for Xacta Corporation), and 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID"), and Teloworks, Inc. ("Teloworks").
On March 13, 2024, the Board unanimously approved the dissolution of Telos APAC Pte. Ltd. ("Telos APAC"), a pre-operating foreign subsidiary, pursuant to a plan of complete liquidation and dissolution. Telos APAC was dissolved on October 7, 2024. The dissolution of this subsidiary did not have a material impact on the Company's business, results of operations and financial condition.
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
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and the rules and regulations of the U.S. Securities and Exchange commissions ("SEC").
Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring) necessary to state fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year then ended. We have continued to follow the accounting policies set forth in those financial statements.
Use of Estimates
The preparation of these unaudited consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual results could differ from those estimates. We base our estimates on historical experience, currently available information, and various other assumptions that we believe are reasonable under the circumstances.
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
Income Taxes
The period for which tax years are open, 2021 to 2024, has not been extended beyond the applicable statute of limitations. In September 2024, were were advised by the Internal Revenue Services ("IRS") regarding an audit of our 2021 federal income tax return. In April 2025, the IRS notified us that they completed their examination of our 2021 federal income tax return with no changes to our reported tax.

Recent Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2024, within these unaudited consolidated financial statements, with no material impact as a result of the adoption.
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosure," which requires public entities, on an annual basis, (1) to disclosure specific categories in the rate reconciliation, and (2) to provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). This ASU will be effective, for public entities, for the fiscal year beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of the adoption of this ASU on our unaudited consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Topic 220): Disaggregation of Income Statement Expenses." This standard requires additional disclosure of certain amounts included in the expense captions presented on the statements of operations, as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application. All public entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are in the process of assessing the impact of the adoption of this ASU on our unaudited consolidated financial statements.
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
The majority of our revenue is recognized over time, as control is transferred continuously to our customers, who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 79% and 81% of our revenue for the three months ended March 31, 2025, and 2024, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration.
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 21% and 19% of our revenue for the three months ended March 31, 2025, and 2024, respectively.
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
Our contracts may include various types of variable considerations and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we adjust our revenue, when deemed necessary. No revenue adjustments were recorded during the three months ended March 31, 2025, and 2024.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. We recorded an immaterial contract loss during the three months ended March 31, 2025, and 2024.

Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 15 – Segment Information, we disaggregate our revenues by customer and contract types. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially most of our revenues are generated from U.S. customers, while international customers are de minimis; as such, the financial information by geographic location is not presented.

Table 3.1: Revenue by Customer Type
	For the Three Months Ended
	March 31, 2025		March 31, 2024
	Amount	%	Amount	%

	(dollars in thousands)
Federal	$27,301	89%	$26,607	90%
State & local, and commercial	3,315	11%	3,012	10%
Total revenue	$30,616	100%	$29,619	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended
	March 31, 2025		March 31, 2024
	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$19,998	65%	$22,836	77%
Time-and-materials	8,377	28%	3,137	11%
Cost plus fixed fee	2,241	7%	3,646	12%
Total revenue	$30,616	100%	$29,619	100%

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended
	March 31, 2025	March 31, 2024
U.S. Department of Defense
Security Solutions segment	39%	37%
Secure Networks segment	15%	19%
U.S. Department of Homeland Security
Security Solutions segment	16%	16%

Table 3.4: Contract Balances
	Balance Sheet Presentation	March 31, 2025	December 31, 2024

		(in thousands)
Billed accounts receivables (1)	Accounts receivable, net	$9,333	$10,014
Unbilled accounts receivable	Accounts receivable, net	4,972	5,412
Contract assets	Accounts receivable, net	4,445	3,746
Contract liabilities	Contract liabilities	6,745	6,838
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three months ended March 31, 2025, and 2024, that was included in the contract liabilities balance at the beginning of each reporting period was $2.4 million and $2.7 million, respectively.
As of March 31, 2025, we had approximately $51.4 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 95% of our remaining performance obligations over the next 12 months, and the balance thereafter.

4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	March 31, 2025	December 31, 2024

	(in thousands)
Billed accounts receivable	$9,384	$10,070
Unbilled accounts receivable	4,972	5,412
Contract assets	4,445	3,746
Allowance for credit losses (1)	(51)	(56)
Accounts receivable, net	$18,750	$19,172
(1) Includes recoveries from credit losses, net of provision.
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 74% and 88% of our billed and unbilled accounts receivable as of March 31, 2025, and December 31, 2024, respectively, were directly with U.S. government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses.
5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	March 31, 2025	December 31, 2024

	(in thousands)
Gross inventory	$1,622	$1,916
Allowance for inventory obsolescence	(133)	(133)
Inventories, net	$1,489	$1,783
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$17,234	$(13,993)	$3,241	$17,239	$(13,617)	$3,622
Leasehold improvements	3,419	(2,775)	644	3,396	(2,735)	661
Total	$20,653	$(16,768)	$3,885	$20,635	$(16,352)	$4,283

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Depreciation and amortization expense	$445	$635
7. GOODWILL
The goodwill balance was $17.9 million as of March 31, 2025, and December 31, 2024, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges were recorded for the three months ended March 31, 2025, and 2024.

8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
		March 31, 2025			December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(1,663)	$1,967	$3,630	$(1,550)	$2,080
Customer relationship	3	40	(40)	—	40	(40)	—
Software development costs	2 - 5	31,482	(17,172)	14,310	27,366	(15,761)	11,605
Subtotal		35,152	(18,875)	16,277	31,036	(17,351)	13,685
In-process software development costs (1)		14,879	—	14,879	16,725	—	16,725
Total		$50,031	$(18,875)	$31,156	$47,761	$(17,351)	$30,410

(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of balance sheet date, thus not yet amortized.

Table 8.2: Amortization Expense
	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Amortization expense related to:
Software development costs - cost of sales (1)	$1,411	$1,158
Software development costs - research and development	—	837
Other intangible assets - general and administrative	113	117
Total	$1,524	$2,112
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed is charged under cost of sales on the unaudited consolidated statements of operations.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Other Assets
	March 31, 2025	December 31, 2024

	(in thousands)
Prepaid expense – long-term portion	$2,090	$4,975
Investment (1)	3,000	3,000
Restricted cash	139	139
Other	70	75
Other assets	$5,299	$8,189
(1) In March 2024, we made a $3.0 million investment in a privately held company via a simple agreement for future equity. The Company elected to apply the fair value option on this investment. The Company believes the fair value option best reflects the economics of the underlying transaction. The fair value of this investment was based on non-marketable observable inputs, which represent Level 3 measurement within the fair value hierarchy. Changes in the fair value of this investment are recognized within "Other income (expenses)" on the unaudited consolidated statements of operations, if any. We did not note any changes in the fair value during the three months ended March 31, 2025, and 2024.

Table 9.2: Details of Accounts Payable and Other Accrued Liabilities
	March 31, 2025	December 31, 2024

	(in thousands)
Accounts payable	$1,045	$1,153
Accrued payables	4,772	3,147
Accounts payable and other accrued liabilities	$5,817	$4,300

Table 9.3: Details of Other Current Liabilities
	March 31, 2025	December 31, 2024

	(in thousands)
Other accrued expenses	$933	$829
Restructuring expenses accrual	—	37
Other	471	436
Other current liabilities	$1,404	$1,302
10. REVOLVING CREDIT FACILITY
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
Borrowings under the Credit Agreement will accrue interest, at our option, at one of three variable rates, plus a specified margin. We can elect to borrow at (i) the Alternative Base Rate, plus 0.9%; (ii) Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR"), plus 1.9%; or (iii) Adjusted Term SOFR, plus 1.9%, as such capitalized terms are defined and calculated in the Credit Agreement. The Company may elect to convert borrowings from one type of borrowing to another type per the terms of the Credit Agreement. After the occurrence and during the continuance of any event of default, the interest rate may increase by an additional 2.0%. We are obligated to pay accrued interest (i) with respect to amounts accruing interest based on the Alternative Base Rate, each calendar quarter and on the maturity date, (ii) with respect to amounts accruing interest based on Adjusted Daily Simple SOFR, on each one-month anniversary of the borrowing and on the maturity date, and (iii) with respect to amounts accruing interest based on Adjusted Term SOFR, at the end of the period specified per the Credit Agreement and on the maturity date. Upon five, three, or one day's prior notice, as applicable, we may prepay any portion or the entire amount of the Loan. We also paid costs and customary fees, including a closing fee, commitment fees and letter of credit participation fee, if any, payable to the Agent and Lenders, as applicable, in connection with the Loan.
The Loan under the Credit Agreement is collateralized by substantially all of the Company's assets, including the Company's pledge of its domestic and material foreign subsidiary equity interests.
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of March 31, 2025.
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
11. STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards under the Amended and Restated 2016 Omnibus Long-Term Incentive Plan (the "2016 LTIP"). We have granted stock options, restricted stock units with time-based vesting ("RSUs") and restricted stock units with performance-based vesting ("PSU"). Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, which has the discretion to establish the terms, conditions and criteria of the various awards. The RSUs granted to eligible employees generally vest in installments over a period of up to three years. PSUs will vest upon the achievement of a defined performance target or market conditions for the Company's common stock, and certain operational milestones over a prescribed period.

On May 8, 2025, the Company's stockholders approved an amendment to the 2016 LTIP that increased the number of shares available for issuance under the 2016 LTIP by an additional 4,900,000 shares, increasing the total number of shares available for issuance under the 2016 LTIP. As of March 31, 2025, approximately 1.1 million shares of our common stock were available for future grants under the 2016 LTIP.
There were no income tax benefits recognized on the share-based compensation expense for both periods.

Table 11.1: Details of Stock Compensation Expense by Department
	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Cost of sales – services	$190	$257
Research and development	40	428
Selling, general and administrative	6,818	2,299
Total	$7,048	$2,984
Restricted Stock

Table 11.2: Restricted Stock Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2024	1,952,103	10,683,230	12,635,333	$3.52
Granted	—	—	—	—
Vested	(109,375)	—	(109,375)	9.30
Forfeited	(56,380)	(79,043)	(135,423)	3.47
Unvested outstanding units as of March 31, 2025	1,786,348	10,604,187	12,390,535	$3.20
On February 20, 2025, the Company amended certain previously granted PSUs that could settle in up to 2,462,445 shares of its common stock, and would only vest if the Company achieves certain financial performance targets for fiscal year 2025. The amendment eliminated one of the financial performance targets.
As of March 31, 2025, and 2024, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $29.5 million and $3.9 million, respectively. There were approximately $11.2 million of total compensation costs related to stock-based awards not yet recognized as of March 31, 2025, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.5 years.
Stock Options

Table 11.3: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2024	287,000	$1.80	8.4	$464,940
Granted	—	—	0.0	—
Exercised	—	—	0.0	—
Forfeited, cancelled, or expired	—	—	0.0	—
Outstanding option balance as of March 31, 2025	287,000	$1.80	8.1	$166,460
Exercisable stock option as of March 31, 2025	287,000	$1.80	8.1	$166,460
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of March 31, 2025.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the next annual stockholders meeting is expected to occur at the same approximate time each year.
As of March 31, 2025, there were no unrecognized compensation costs related to non-vested stock options.

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
There were no share purchases during the first quarter of 2025 and 2024. As of March 31, 2025, there was approximately $38.7 million of the authorization remaining for future common stock repurchases under the SRP.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2024	$(175)	$46	$(129)
Other comprehensive loss before reclassification, net of tax	80	8	88
Balance as of March 31, 2025	$(95)	$54	$(41)
14. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive.

Table 14: Potentially Dilutive Securities
	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Weighted-average number of shares – unvested restricted stock units and stock options	628	1,245
For the three months ended March 31, 2025, and 2024, the outstanding PSUs aggregating to 10,604,187 and 43,800, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.
15. SEGMENT INFORMATION
We operate our business in two reportable and operating segments: Security Solutions and Secure Networks.
•Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta®, Telos Automated Message Handling System ("AMHS") and Telos ID offerings. We recognize revenue on contracts from providing various system platforms in the cloud, on-premises, and in hybrid cloud environments, as well as software sales or software-as-a-service. Revenue associated with the segment's custom solutions is recognized as work progresses or upon delivery of services and products. Fluctuation in revenue from period to period is the result of the volume of software sales, and the progress or completion of cloud and/or cybersecurity solutions during the period. Other segment expenses relate to labor, material, and overhead costs. Software sales generally yield higher margins. Gross profit and margin are a function of operational efficiency on security solutions and changes in the volume of software sales.
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

Table 15: Results of Operations by Business Segment
	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$25,818	$4,798	$30,616	$18,640	$10,979	$29,619
Cost of sales
Depreciation and amortization (1)	1,501	2	1,503	1,275	3	1,278
Stock-based compensation expense (1)	169	21	190	176	81	257
Other segment items (2)	13,088	3,653	16,741	8,563	8,560	17,123
Total cost of sales	14,758	3,676	18,434	10,014	8,644	18,658
Gross profit	$11,060	$1,122	12,182	$8,626	$2,335	10,961
Operating expenses:
Research and development expenses			1,571			3,170
Selling, general and administrative expenses			19,633			16,229
Total operating expenses			21,204			19,399
Operating loss			(9,022)			(8,438)
Other income			561			1,252
Interest expense			(147)			(175)
Loss before income taxes			(8,608)			(7,361)
Benefit from (provision for) income taxes			4			(17)
Net loss			$(8,604)			$(7,378)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided by the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.
We measure each segment's profitability based on gross profit. The Chief Executive Officer, whom we identified as the CODM, evaluates the segment's performance based on metrics, such as segment revenue and gross profit, to align with our strategies and objectives, and provide a framework for the timely and rational allocation of resources between the segments.
We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, if any. There were no inter-segment sales and transfers during the three months ended March 31, 2025, and 2024. Interest income, interest expense, other income and expense items, and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure and are primarily recorded at the corporate level.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.
16. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of such known matters will not have a material adverse effect on the Company's business or its unaudited consolidated financial statements as of March 31, 2025.

Other - Government Contracts
As a U.S. government contractor, we are subject to various audits and investigations by the U.S. government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. government investigations of our operations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. government. U.S. government investigations often take years to complete and many result in no adverse action against us. We also provide products and services to customers outside of the United States, which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. government regulations may also be audited or investigated.
17. SUPPLEMENTAL CASH FLOW INFORMATION

Table 17.1: Details of Cash, Cash Equivalents, and Restricted Cash
	March 31, 2025	December 31, 2024

	(in thousands)
Cash and cash equivalents	$57,791	$54,578
Restricted cash (1)	139	139
Cash, cash equivalents, and restricted cash	$57,930	$54,717
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is included within "Other assets" on the unaudited consolidated balance sheets.

Table 17.2: Supplemental Cash Flow Information
	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Cash paid during the period for:
Interest	$129	$146
Non-cash investing and financing activities:
Capital expenditure activity in accounts payable and other accrued liabilities	$288	$154
Issuance of common stock for 401K match	2,063	1,618
Purchase of investment in accounts payable and other accrued liabilities	—	2,150
Operating lease ROU assets obtained in exchange for operating lease liabilities	—	626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Several important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 10, 2025.
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
Information regarding our two reportable segments – Security Solutions and Secure Networks – is presented in Note 15 - Segment Information to the unaudited consolidated financial statements at Item 1 of this Form 10-Q.
Economic Opportunities, Challenges and Risks
We generated approximately 89% of our total revenues from contracts with U.S. government agencies in the first quarter of fiscal year ("FY") 2025. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government.
The new Presidential Administration is currently evaluating federal agencies and existing government contracts, grants, and programs for affordability, efficiency, and alignment with U.S. government objectives. The Administration’s efforts to reduce federal spending create uncertainty and risk for government contractors, including potentially resulting in change in budgetary priorities and timing on issuing awards. Decreases in, or delays in contract awards and in government spending on the types of programs that we support, and terminations or stop-work-orders on government contracts on which we are currently performing could adversely affect our future revenues and profitability. The ongoing and potential future reforms to the U.S. government acquisition process, including changes to procurement rules and regulations, could transform how contracts are awarded, negotiated, and managed, which could lead to delays in contract awards and/or modifications to the scope or terms of contracts we hold. At the same time, given the nature of our business, the Administration’s focus on efficiency, along with the potential for certain traditionally government functions to be transferred to private entities, may present business opportunities for us.
In light of ongoing conflicts and heightened global instability as well as political tensions and related legal challenges, we expect continued uncertainty in the U.S. political, budget and regulatory environment. Initiatives to reduce governmental spending, federal budget and debt ceiling action, and U.S. government policy positions, including trade policy, potential tax reform and U.S. government policies or priorities, could materially impact federal spending broadly and the company’s programs in particular.
Financial Overview
A number of factors have contributed to our first quarter of fiscal year 2025 results of operations, the most significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•The year-over-year increase in our Security Solutions revenue was primarily driven by the successful transition and ramping towards the full operational capacity of a significant program.
•Our TSA PreCheck enrollment revenue grew as a result of the expansion of TSA PreCheck enrollment sites.
•Our overall gross margin increased as the result of a more favorable program mix.

Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended
	March 31, 2025	March 31, 2024	Dollar Change

	(dollars in thousands)
Revenue	$30,616	$29,619	$997
Cost of sales	18,434	18,658	(224)
Gross profit	12,182	10,961	1,221
Gross margin	39.8%	37.0%
Operating expenses	21,204	19,399	1,805
Operating expenses as percentage of revenue	69.3%	65.5%
Operating loss	(9,022)	(8,438)	(584)
Other income	561	1,252	(691)
Interest expense	(147)	(175)	28
Loss before income taxes	(8,608)	(7,361)	(1,247)
Provision for income taxes	4	(17)	21
Net loss	$(8,604)	$(7,378)	$(1,226)
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
Operating expenses increased by $1.8 million, or 9.3%, in the first quarter of 2025, compared to the same period in 2024. Selling, general and administrative expenses increased by $3.4 million, or 21.0%, in the first quarter of 2025, compared to the same period in 2024, due to higher stock-based compensation costs. Research and development expenses declined by $1.6 million, or 50.4%, in the first quarter of 2025, compared to the same period in 2024, due to lower amortization costs and stock-based compensation expenses, coupled with the discontinued development of selected solutions.
Other income decreased by 55.2% in the first quarter of 2025, compared to the same period in 2024, primarily due to a decrease in dividend income from money market placements.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended
	March 31, 2025	March 31, 2024	Dollar Change

	(dollars in thousands)
Revenue	$25,818	$18,640	$7,178
Cost of sales (excluding depreciation and amortization)	13,257	8,739	4,518
Depreciation and amortization	1,501	1,275	226
Total cost of sales	14,758	10,014	4,744
Gross profit	$11,060	$8,626	$2,434
Gross margin	42.8%	46.3%
For the quarter ended March 31, 2025, Security Solutions segment revenue increased by 38.5%, compared to the same period in 2024, primarily due to the successful ramp towards the full operational capacity of a significant program and increased volume of product sales.
For the quarter ended March 31, 2025, Security Solutions segment gross profit increased by 28.2%, compared with the same period in 2024, due to higher segment revenues. Segment gross margin decreased from 46.3% in 2024 to 42.8% in 2025, primarily due to the result of the unfavorable program mix within the segment and increased costs on a specific program.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended
	March 31, 2025	March 31, 2024	Dollar Change

	(dollars in thousands)
Revenue	$4,798	$10,979	$(6,181)
Cost of sales (excluding depreciation and amortization)	3,674	8,641	(4,967)
Depreciation and amortization	2	3	(1)
Cost of sales	3,676	8,644	(4,968)
Gross profit	$1,122	$2,335	$(1,213)
Gross margin	23.4%	21.3%
For the quarter ended March 31, 2025, Secure Networks segment revenue decreased by 56.3%, compared to the same period in 2024, primarily due to the ramp down of several programs within the portfolio.
For the quarter ended March 31, 2025, Secure Networks segment gross profit decreased by 51.9%, compared with the same period in 2024, due to lower revenue. Segment gross margin expanded to 23.4% for the first quarter of 2025, from 21.3% for the same period in 2024, primarily due to the impact of indirect costs allocation on revenue.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net (Loss) Income, Adjusted Earnings Per Share ("EPS"), Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin, Cash Gross Margin and Free Cash Flow are useful in evaluating our operating performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
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

Table MD&A 4: Reconciliation of Net Loss to EBITDA and Adjusted EBITDA; Net Loss Margin to EBITDA Margin and Adjusted EBITDA Margin
	For the Three Months Ended
	March 31, 2025		March 31, 2024
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(8,604)	(28.1%)	$(7,378)	(24.9%)
Other income	(561)	(1.8%)	(1,252)	(4.2%)
Interest expense	147	0.5%	175	0.5%
(Benefit from) provision for income taxes	(4)	— %	17	0.1%
Depreciation and amortization	2,336	7.6%	3,129	10.6%
EBITDA (Non-GAAP)	(6,686)	(21.8%)	(5,309)	(17.9%)
Stock-based compensation expense (1)	7,048	23.0%	2,984	10.0%
Restructuring adjustments (2)	—	— %	(10)	— %
Adjusted EBITDA (Non-GAAP)	$362	1.2%	$(2,335)	(7.9) %
(1) The stock-based compensation expense to EBITDA as of March 31, 2025, and 2024 is made up of $5.5 million and $1.6 million, respectively, of stock-based compensation expense for the awarded RSUs, PSUs, and stock options, and $1.5 million and $1.3 million, respectively, of other sources of stock-based compensation expense. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, the Company has the discretion to determine whether this compensation will ultimately be paid in stock or cash up until the date at which they are paid. Any change to the expected payment form would result in out-of-quarter adjustments to this add back to Adjusted EBITDA.
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

Table MD&A 5: Reconciliation of Net Loss to Adjusted Net Loss; EPS to Adjusted EPS
	For the Three Months Ended
	March 31, 2025		March 31, 2024
	Adjusted Net Loss	Adjusted Earnings Per Share	Adjusted Net Loss	Adjusted Earnings Per Share

	(in thousands, except per share data)
Net loss	$(8,604)	$(0.12)	$(7,378)	$(0.10)
Adjustments:
Other income	(561)	(0.01)	(1,252)	(0.02)
Stock-based compensation expense (1)	7,048	0.10	2,984	0.04
Restructuring adjustments (2)	—	—	(10)	—
Adjusted net loss (Non-GAAP measure)	$(2,117)	$(0.03)	$(5,656)	$(0.08)
Weighted-average shares of common stock outstanding, basic	72,715		70,628
(1) The stock-based compensation expense to net loss as of March 31, 2025, and 2024 is made up of $5.5 million and $1.6 million, respectively, of stock-based compensation expense for the awarded RSUs, PSUs and stock options, and $1.5 million and $1.3 million, respectively, of other sources of stock-based compensation expense. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, the Company has the discretion to determine whether this compensation will ultimately be paid in stock or cash up until the date at which they are paid. Any change to the expected payment form would result in out-of-quarter adjustments to this add back to Adjusted Net Loss.
(2) The restructuring (adjustments) expenses include severance and other related benefit costs (including outplacement services and continuing health insurance coverage), external consulting and advisory fees related to implementing the restructuring plan.

Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin and Cash Gross Margin
Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin and Cash Gross Margin are supplemental measures of operating performance that are not made under GAAP and do not represent, and should not be considered as, alternatives to gross profit and gross margin as determined by GAAP. We define Adjusted Gross Profit as gross profit, plus stock-based compensation expense, impairment loss on intangible assets, and restructuring expenses charged under cost of sales. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of total revenue. We define Cash Gross Profit as Adjusted Gross Profit, plus depreciation and amortization charged under cost of sales. We define Cash Gross Margin as Cash Gross Profit as a percentage of total revenue.
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
	For the Three Months Ended
	March 31, 2025		March 31, 2024
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Gross profit	$12,182	39.8%	$10,961	37.0%
Adjustments:
Stock-based compensation expense — cost of sales	190	0.6%	257	0.9%
Adjusted gross profit (Non-GAAP)	12,372	40.4%	11,218	37.9%
Depreciation and amortization — cost of sales	1,503	4.9%	1,278	4.3%
Cash gross profit (Non-GAAP)	$13,875	45.3%	$12,496	42.2%
Free Cash Flow
Free cash flow is a supplemental measure of operating and cash flow performance that is not made under GAAP and does not represent, and should not be considered as an alternative to, net cash flow provided by (used in) operating activities, as determined by GAAP. We define Free Cash Flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and capitalized software development costs.
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

Table MD&A 7: Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow
	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Net cash provided by (used in) operating activities	$6,106	$(350)
Adjustments:
Capitalized software development costs	(2,214)	(3,202)
Purchases of property and equipment	(123)	(97)
Free cash flow (Non-GAAP)	$3,769	$(3,649)

Each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin, Cash Gross Margin and Free Cash Flow has limitations as an analytical tool, and you should not consider any of them in isolation, or as a substitute for analysis of our results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin, Cash Gross Margin and Free Cash Flow does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash and non-cash charges resulting from matters we consider not to be indicative of our ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net (Loss) Income, Adjusted EPS, Cash Gross Profit, Cash Gross Margin and Free Cash Flow differently than we do, which limits their usefulness as comparative measures. Because of these limitations, neither EBITDA, Adjusted EBITDA, EBITDA Margin, Adjusted EBITDA Margin, Adjusted Net Loss, Adjusted EPS, Adjusted Gross Profit, Cash Gross Profit, Adjusted Gross Margin, Cash Gross Margin nor Free Cash Flow should be considered as a replacement for gross profit, gross margin, net (loss) income, earnings per share or net cash flows (used in) provided by operating activities, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, future operating cash flows, and, if needed, borrowings under our $30.0 million revolving credit facility with a maturity date of December 30, 2025, and with an available expansion feature of up to $30.0 million of additional revolver facility. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity.
As of March 31, 2025, we had cash and cash equivalents of $57.8 million and our working capital was $70.6 million.
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
Cash Flow

Table MD&A 8: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(in thousands)
Net cash provided by (used in) operating activities	$6,106	$(350)
Net cash used in investing activities	(2,337)	(4,149)
Net cash used in financing activities	(556)	(846)
Net change in cash, cash equivalents, and restricted cash	$3,213	$(5,345)
Net cash provided by operating activities for the three months ended March 31, 2025, was $6.1 million, an increase of $6.5 million compared to the same period in 2024. The change is primarily driven by the Company's operating losses, the timing of receipts of customer payments, and the timing of payments to vendors and employees, adjusted for certain non-cash items that do not impact cash flows from operating activities.
Net cash used in investing activities for the three months ended March 31, 2025, decreased by $1.8 million, compared to the same period of the prior year, primarily due to the decreases in capital expenditures in 2024 and purchase of an investment of $0.9 million in 2024, with no similar transaction in 2025.
Net cash used in financing activities for the three months ended March 31, 2025, slightly decreased by $0.3 million, compared to the same period in 2024. This is primarily attributable to the decreases in payment of tax withholding related to net share settlement of equity awards of $0.1 million in the first quarter of 2025, compared with $0.4 million in the same period of 2024.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2024 Form 10-K, as filed with the SEC on March 10, 2025, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of financial risks, such as interest rate risk, foreign currency translation risk, and counterparty risk, which can affect our operations and profitability. The Company's market risk disclosure set forth on "Part II, Item 7A – Quantitative and Qualitative Disclosure about Market Risk," on the 2024 Form 10-K, as filed with the SEC on March 10, 2025, have not changed materially during the three months period ended March 31, 2025.
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
The Company's management, including the Company's CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2025, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included under Note 16 – Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A. Risk Factors
We have disclosed under "Part I, Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, the risk factors that may materially affect our business, financial conditions or results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed.
The new Administration's actions, such as tariffs and other changes in international trade policies, could adversely and unexpectedly impact our business.
Beginning in January 2025, the new Administration began to increase tariff rates on numerous products from a range of nations. Further, in early April 2025, the U.S. imposed a universal baseline tariff rate of 10% on all imports globally, with certain exemptions on some products. Changes in international trade policies, including higher tariffs on imported goods and materials, may increase the procurement costs of certain IT hardware we use, both internally or on our contracts, or sell to our customers. These actions could have a negative effect on our business, results of operations, or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Description
10.1	*
Amendment No. 1 to the Telos Corporation Amended and Restated 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K on May 9, 2025)

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

TELOS CORPORATION

/s/ John B. Wood	May 9, 2025
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	May 9, 2025
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ Victoria Harding	May 9, 2025
By: Victoria Harding
Controller and Chief Accounting Officer (Principal Accounting Officer)