Form 10-Q
period 2025-06-30
TELOS CORP
filed 2025-08-11
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of August 4, 2025, the registrant had outstanding 72,703,011 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands, except per share amounts)
Revenue – services	$29,301	$26,969	$58,146	$55,820
Revenue – products	6,667	1,529	8,438	2,297
Total revenue	35,968	28,498	66,584	58,117
Cost of sales – services (excluding depreciation and amortization)	16,605	15,933	32,096	32,992
Cost of sales – products (excluding depreciation and amortization)	5,716	819	7,156	1,140
Depreciation and amortization	1,715	2,039	3,218	3,317
Total cost of sales	24,036	18,791	42,470	37,449
Gross profit	11,932	9,707	24,114	20,668
Operating expenses:
Research and development expenses	1,512	1,459	3,083	4,629
Selling, general and administrative expenses	20,303	16,892	39,936	33,121
Total operating expenses	21,815	18,351	43,019	37,750
Operating loss	(9,883)	(8,644)	(18,905)	(17,082)
Other income	553	1,064	1,114	2,316
Interest expense	(141)	(160)	(288)	(335)
Loss before income taxes	(9,471)	(7,740)	(18,079)	(15,101)
Provision for income taxes	(46)	(17)	(42)	(34)
Net loss	$(9,517)	$(7,757)	$(18,121)	$(15,135)

Net loss per share:
Basic	$(0.13)	$(0.11)	$(0.25)	$(0.21)
Diluted	$(0.13)	$(0.11)	$(0.25)	$(0.21)

Weighted-average shares outstanding:
Basic	73,163	72,017	72,940	71,323
Diluted	73,163	72,017	72,940	71,323
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)
Net loss	$(9,517)	$(7,757)	$(18,121)	$(15,135)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5)	(21)	75	(56)
Actuarial gain (loss) on pension liability adjustment	—	—	8	(30)
Other comprehensive (loss) income	(5)	(21)	83	(86)
Comprehensive loss	$(9,522)	$(7,778)	$(18,038)	$(15,221)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$56,998	$54,578
Accounts receivable, net	19,105	19,172
Inventories, net	4,176	1,783
Prepaid expenses	15,772	15,092
Deferred program expenses	5,860	—
Other current assets	865	793
Total current assets	102,776	91,418
Property and equipment, net	3,477	4,283
Finance lease right-of-use assets, net	4,781	5,391
Operating lease right-of-use assets, net	518	622
Goodwill	17,922	17,922
Intangible assets, net	31,568	30,410
Other assets	4,000	8,189
Total assets	$165,042	$158,235
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and other accrued liabilities	$13,375	$4,300
Accrued compensation and benefits	8,636	7,608
Contract liabilities	12,951	6,838
Finance lease obligations – current portion	1,954	1,877
Operating lease obligations – current portion	220	210
Other current liabilities	1,597	1,302
Total current liabilities	38,733	22,135
Finance lease obligations – non-current portion	6,650	7,641
Operating lease obligations – non-current portion	305	418
Deferred income taxes	840	813
Other liabilities	101	91
Total liabilities	46,629	31,098
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 72,441,668 shares and 72,514,652 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	111	111
Additional paid-in capital	463,816	454,502
Accumulated other comprehensive loss	(46)	(129)
Accumulated deficit	(345,468)	(327,347)
Total stockholders’ equity	118,413	127,137
Total liabilities and stockholders’ equity	$165,042	$158,235
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024

	(in thousands)
Cash flows from operating activities:
Net loss	$(18,121)	$(15,135)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	14,805	5,203
Depreciation and amortization	4,845	6,620
Deferred income tax provision	27	24
Recovery from doubtful accounts	(20)	(32)
Amortization of debt issuance costs	35	35
Changes in other operating assets and liabilities:
Accounts receivable	86	13,278
Inventories	(1,079)	51
Prepaid expenses, deferred program expenses, other current assets, other assets	(1,933)	(2,794)
Accounts payable and other accrued payables	7,496	(7,763)
Accrued compensation and benefits	601	(5,967)
Contract liabilities	6,114	(944)
Other current liabilities	200	(916)
Net cash provided by (used in) operating activities	13,056	(8,340)
Cash flows from investing activities:
Capitalized software development costs	(4,401)	(6,315)
Purchases of property and equipment	(257)	(332)
Purchase of investment	—	(3,000)
Net cash used in investing activities	(4,658)	(9,647)
Cash flows from financing activities:
Payments under finance lease obligations	(914)	(842)
Payment of tax withholding related to net share settlement of equity awards	(1,062)	(430)
Repurchases of common stock	(4,002)	—
Proceeds from exercise of stock options	—	104
Net cash used in financing activities	(5,978)	(1,168)
Net change in cash, cash equivalents, and restricted cash	2,420	(19,155)
Cash, cash equivalents, and restricted cash, beginning of period	54,717	99,396
Cash, cash equivalents, and restricted cash, end of period	$57,137	$80,241
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at March 31, 2025	73,319	$112	$461,994	$(41)	$(335,951)	$126,114
Net loss	—	—	—	—	(9,517)	(9,517)
Foreign currency translation loss	—	—	—	(5)	—	(5)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	611		(958)	—	—	(958)
Stock-based compensation	—	—	6,781	—	—	6,781
Repurchases of common stock	(1,488)	(1)	(4,001)	—	—	(4,002)
Balance at June 30, 2025	72,442	$111	$463,816	$(46)	$(345,468)	$118,413

Balance at March 31, 2024	71,758	$110	$436,616	$(125)	$(282,205)	$154,396
Net loss	—	—	—	—	(7,757)	(7,757)
Foreign currency translation loss	—	—	—	(21)	—	(21)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	407	1	—	—	—	1
Stock-based compensation	—	—	2,426	—	—	2,426
Issuance of common stock upon exercise of stock options	58	—	104	—	—	104
Balance at June 30, 2024	72,223	$111	$439,146	$(146)	$(289,962)	$149,149

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2024	72,515	$111	$454,502	$(129)	$(327,347)	$127,137
Net loss	—	—	—	—	(18,121)	(18,121)
Foreign currency translation gain	—	—	—	75	—	75
Actuarial gain on pension liability adjustment	—	—	—	8	—	8
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	687	—	(1,062)	—	—	(1,062)
Stock-based compensation	—	—	12,315	—	—	12,315
Repurchases of common stock	(1,488)	(1)	(4,001)	—	—	(4,002)
Issuance of common stock for 401(k) match	728	1	2,062	—	—	2,063
Balance at June 30, 2025	72,442	$111	$463,816	$(46)	$(345,468)	$118,413

Balance at December 31, 2023	70,240	$109	$433,781	$(60)	$(274,827)	$159,003
Net loss	—	—	—	—	(15,135)	(15,135)
Foreign currency translation loss	—	—	—	(56)	—	(56)
Actuarial loss on pension liability adjustment	—	—	—	(30)	—	(30)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,555	2	(430)	—	—	(428)
Stock-based compensation	—	—	4,073	—	—	4,073
Issuance of common stock upon exercise of stock options	58	—	104	—	—	104
Issuance of common stock for 401(k) match	370	—	1,618	—	—	1,618
Balance at June 30, 2024	72,223	$111	$439,146	$(146)	$(289,962)	$149,149
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Telos Corporation, together with its subsidiaries (collectively, the "Company," "we," "our" or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding shares of Xacta Corporation and ubIQuity.com, inc. (a holding company for Xacta Corporation), and Teloworks, Inc. ("Teloworks"), and 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID").
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
Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition on cost estimation on certain contracts, allowance for credit losses, inventory obsolescence, valuation allowance for deferred tax assets, income taxes, certain assumptions related to stock-based compensation, valuation of intangible assets and goodwill, restructuring expenses accruals, and contingencies. Actual results could differ from these estimates. The impact of changes in estimates is recorded in the period in which they become known.
Deferred Program Expenses
Deferred program expenses include direct contract costs identifiable with or allocable to a specific contract. These costs are capitalized as deferred program expenses when the costs are expected to be recovered over a period of time. These costs are amortized using the straight-line method over the expected contract period of performance or recognized upon delivery of the performance obligation. If the contract period of performance is beyond twelve months, we classify the cost as long-term and is included within "Other assets" on the unaudited consolidated balance sheets.
Income Taxes
The period for which tax years are open, 2021 to 2024, has not been extended beyond the applicable statute of limitations. In September 2024, we were advised by the Internal Revenue Services ("IRS") regarding an audit of our 2021 federal income tax return. In April 2025, the IRS notified us that they completed their examination of our 2021 federal income tax return with no changes to our reported tax.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, which includes significant amendments to the Internal Revenue Code. The OBBBA imposes various changes to U.S. federal income tax regulations, such as restoring bonus depreciation, and removing the requirement to capitalize and amortize domestic research and development expenditures. The OBBBA also included certain modifications to the Inflation Reduction Act of 2022, including the repeal or acceleration of the sunset of certain tax credits and elimination of certain penalties for violations of certain regulatory credit programs. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the potential impact of these provisions on our unaudited consolidated financial statements.
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
In addition, from time to time, new accounting standards are issued by the FASB or other standard-setting bodies and are adopted by the Company as of the specified accounting date. Unless otherwise discussed, the Company believes that issued standards not yet effective will not have a material effect on its financial statements.
3. REVENUE RECOGNITION
We account for revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer.
The majority of our revenue is recognized over time, as control is transferred continuously to our customers, who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 68% and 73% of our revenue for the three and six months ended June 30, 2025, respectively, and 84% and 82% of our revenue for the three and six months ended June 30, 2024, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee, which may include variable consideration. On the other hand, for performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time when each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 32% and 27% of our revenue for the three and six months ended June 30, 2025, respectively, and 16% and 18% of our revenue for the three and six months ended June 30, 2024, respectively. The change in revenue mix for the three and six months ended June 30, 2025, as compared to the prior periods, was primarily driven by an increase in product sales volume.
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

Our contracts may include various types of variable considerations and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we adjust our revenue, when deemed necessary. No revenue adjustments were recorded during the three and six months ended June 30, 2025, and 2024.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. No contract loss was recorded during the three months ended June 30, 2025, and 2024. We recorded an immaterial contract loss during the six months ended June 30, 2025, and 2024.
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

Table 3.1: Revenue by Customer Type
	For the Three Months Ended				For the Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Federal	$32,672	91%	$24,832	87%	$59,972	90%	$51,439	89%
State & local, and commercial	3,296	9%	3,666	13%	6,612	10%	6,678	11%
Total revenue	$35,968	100%	$28,498	100%	$66,584	100%	$58,117	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended				For the Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$25,153	70%	$22,179	78%	$45,151	68%	$45,015	77%
Time-and-materials	8,913	25%	3,022	11%	17,290	26%	6,159	11%
Cost plus fixed fee	1,902	5%	3,297	11%	4,143	6%	6,943	12%
Total revenue	$35,968	100%	$28,498	100%	$66,584	100%	$58,117	100%
A majority of the Company's revenue was derived under prime contracts and subcontracts with agencies and departments of the federal government. No other customer accounted for 10% or more of the Company's revenue during the three and six months ended June 30, 2025, and 2024.

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)
Federal government:
Security Solutions	$29,032	$14,209	$51,684	$29,872
Secure Networks	3,640	10,623	8,288	21,567
Total	$32,672	$24,832	$59,972	$51,439

Table 3.4: Contract Balances
	Balance Sheet Presentation	June 30, 2025	December 31, 2024

		(in thousands)
Billed accounts receivables (1)	Accounts receivable, net	$17,111	$10,014
Unbilled accounts receivable	Accounts receivable, net	1,210	5,412
Contract assets	Accounts receivable, net	784	3,746
Contract liabilities	Contract liabilities	12,951	6,838
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three and six months ended June 30, 2025, which was included in the contract liabilities balance at the beginning of each reporting period, was $1.7 million and $4.1 million, respectively. Revenue recognized for the three and six months ended June 30, 2024, which was included in the contract liabilities balance at the beginning of each reporting period, was $1.9 million and $4.5 million, respectively.
As of June 30, 2025, we had approximately $51.7 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 95% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	June 30, 2025	December 31, 2024

	(in thousands)
Billed accounts receivable	$17,139	$10,070
Unbilled accounts receivable	1,210	5,412
Contract assets	784	3,746
Allowance for credit losses (1)	(28)	(56)
Accounts receivable, net	$19,105	$19,172
(1) Includes provision for credit losses, net of recoveries.
As our primary customer base includes agencies of the U.S. government, we have a concentration of credit risk associated with our accounts receivable, as 75% and 88% of our billed and unbilled accounts receivable as of June 30, 2025, and December 31, 2024, respectively, were with U.S. government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees. We maintain allowances for potential losses.
5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	June 30, 2025	December 31, 2024

	(in thousands)
Gross inventory	$4,309	$1,916
Allowance for inventory obsolescence	(133)	(133)
Inventories, net	$4,176	$1,783

6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$17,212	$(14,339)	$2,873	$17,239	$(13,617)	$3,622
Leasehold improvements	3,419	(2,815)	604	3,396	(2,735)	661
Total	$20,631	$(17,154)	$3,477	$20,635	$(16,352)	$4,283

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)
Depreciation and amortization expense	$422	$259	$867	$894
7. GOODWILL
The goodwill balance was $17.9 million as of June 30, 2025, and December 31, 2024, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. If the financial performance of our Secure Networks reporting segment remains at the current level for a sustained period of time, and after considering other qualitative factors, there may be a triggering event indicating goodwill may be impaired in our Secure Networks reporting unit. Accordingly, management may need to perform a quantitative impairment test over the Secure Networks reporting unit to determine if an impairment loss should be recorded which may have an adverse impact on our results of operations. No impairment charges were recorded for the three and six months ended June 30, 2025, and 2024.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
		June 30, 2025			December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(1,777)	$1,853	$3,630	$(1,550)	$2,080
Customer relationship	3	40	(40)	—	40	(40)	—
Software development costs	2 - 5	33,709	(18,795)	14,914	27,366	(15,761)	11,605
Subtotal		37,379	(20,612)	16,767	31,036	(17,351)	13,685
In-process software development costs (1)		14,801	—	14,801	16,725	—	16,725
Total		$52,180	$(20,612)	$31,568	$47,761	$(17,351)	$30,410
(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of balance sheet date, thus not yet amortized.

Table 8.2: Amortization Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)
Amortization expense related to:
Software development costs – cost of sales (1)	$1,623	$1,949	$3,034	$3,107
Software development costs – research and development	—	860	—	1,697
Other intangible assets – general and administrative	113	117	227	234
Total	$1,736	$2,926	$3,261	$5,038
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed is charged under cost of sales on the unaudited consolidated statements of operations.

9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Other Assets
	June 30, 2025	December 31, 2024

	(in thousands)
Investment (1)	$3,000	$3,000
Prepaid expense – long-term portion	665	4,975
Restricted cash	139	139
Other	196	75
Other assets	$4,000	$8,189
(1) In March 2024, the Company made a $3.0 million investment in a privately held company via a simple agreement for future equity. The Company elected to apply the fair value option on this investment. The Company believes the fair value option best reflects the economics of the underlying transaction. The fair value of this investment was based on non-marketable observable inputs, which represent Level 3 measurement within the fair value hierarchy. Changes in the fair value of this investment are recognized within "Other income" on the unaudited consolidated statements of operations, if any. During the three and six months ended June 30, 2025, and 2024, the Company did not recognize any changes in the fair value.

Table 9.2: Details of Accounts Payable and Other Accrued Liabilities
	June 30, 2025	December 31, 2024

	(in thousands)
Accounts payable	$12,272	$1,153
Accrued payables	1,103	3,147
Accounts payable and other accrued liabilities	$13,375	$4,300

Table 9.3: Details of Other Current Liabilities
	June 30, 2025	December 31, 2024

	(in thousands)
Other accrued expenses	$1,231	$829
Restructuring expenses accrual	—	37
Other	366	436
Other current liabilities	$1,597	$1,302
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
Borrowings under the Credit Agreement will accrue interest, at our option, at one of three variable rates, plus a specified margin. We can elect to borrow at (i) the Alternative Base Rate, plus 0.9%; (ii) Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR"), plus 1.9%; and (iii) Adjusted Term SOFR, plus 1.9%, as such capitalized terms are defined and calculated in the Credit Agreement. The Company may elect to convert borrowings from one type of borrowing to another type per the terms of the Credit Agreement. After the occurrence and during the continuance of any event of default, the interest rate may increase by an additional 2.0%. We are obligated to pay accrued interest (i) with respect to amounts accruing interest based on the Alternative Base Rate, each calendar quarter and on the maturity date, (ii) with respect to amounts accruing interest based on Adjusted Daily Simple SOFR, on each one-month anniversary of the borrowing and on the maturity date, and (iii) with respect to amounts accruing interest based on Adjusted Term SOFR, at the end of the period specified per the Credit Agreement and on the maturity date. Upon five, three, or one day's prior notice, as applicable, we may prepay any portion or the entire amount of the Loan. We also paid costs and customary fees, including a closing fee, commitment fees and letter of credit participation fee, payable to the Agent and Lenders, as applicable, in connection with the Loan.
The Loan under the Credit Agreement is collateralized by substantially all of the Company's assets, including the Company's pledge of its domestic and material foreign subsidiary equity interests.

The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of June 30, 2025.
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
On May 8, 2025, the Company's stockholders approved an amendment to the 2016 LTIP that increased the number of shares available for issuance under the 2016 LTIP by an additional 4,900,000 shares. As of June 30, 2025, approximately 1.6 million shares of our common stock were available for future grants under the 2016 LTIP.
Stock-based compensation expense recognized for restricted stock units and stock options granted to employees and non-employees is included in the unaudited consolidated statements of operations, net of adjustments. There were no income tax benefits recognized on the stock-based compensation expense for the three and six months ended June 30, 2025, and 2024.

Table 11.1: Details of Stock Compensation Expense by Category
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)
Cost of sales – services	$149	$228	$339	$485
Research and development	244	(877)	284	(449)
Selling, general and administrative	7,364	2,868	14,182	5,167
Total	$7,757	$2,219	$14,805	$5,203
Restricted Stock

Table 11.2: Restricted Stock Unit Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2024	1,952,103	10,683,230	12,635,333	$3.52
Granted	1,136,074	3,381,163	4,517,237	3.42
Vested	(799,366)	(283,375)	(1,082,741)	4.15
Forfeited	(108,416)	(154,649)	(263,065)	3.42
Unvested outstanding units as of June 30, 2025	2,180,395	13,626,369	15,806,764	$3.24

On February 20, 2025, the Company amended certain previously granted PSUs that could settle in up to 2,462,445 shares of its common stock and would only vest if the Company achieves certain financial performance targets for fiscal year 2025. The amendment eliminated one of the financial performance targets.
On May 14, 2025, the Company granted PSUs that could settle in up to 65,000 shares of its common stock to an employee that will vest only if the Company achieves a certain operational milestone prior to January 1, 2027. In addition, the Company granted PSUs to an employee that could settle in up to 50,000 shares and will vest only if the Company achieves certain financial performance targets for fiscal year 2025.
On June 11, 2025, the Company granted PSUs containing stock price market conditions to certain employees that could settle in up to 1,060,000 shares of its common stock. These PSUs will vest, in whole or in part, only if the Company's closing common stock price remains at or above certain specified stock prices for 50 consecutive days prior to January 1, 2027.
On June 11, 2025, the Company also granted to certain executives PSUs with market conditions dependent on total shareholder return ("TSR"), that could settle in up to 2,206,163 shares of its common stock. The vesting criteria for these awards are based on the Company's TSR performance relative to the TSR performance of the Company's current compensation peer group over the three-year performance period, June 1, 2025, through May 31, 2028, and conditioned upon neutral or positive free cash flow (i.e. cash flows from operating activities less capital expenditure) at the end of each fiscal year in the performance period. The final payout of these PSUs will vary between 0% to 200% of the target number of PSUs granted, depending on the TSR performance and meeting the free cash flow requirements.
For the Company's stock-based compensation awards subject to market conditions, the grant date fair value per share is based on a Monte Carlo simulation method. The expenses for these awards are recognized over the derived service period as determined through the Monte Carlo simulation model (as defined below).
For the awards subject to stock price market conditions, the Monte Carlo approach uses a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such PSUs based on a large number of possible stock price path scenarios. The risk-free rate is based on a zero-coupon yield from the Treasury Constant Maturities yield curve at the time of grant over the performance period. Our key assumptions include a performance period of 1.56 years, an expected volatility of 97.5%, and a risk-free rate of 3.9%. The fair value for these stock price market condition PSUs at the grant date ranges between $1.17 – $1.51, and the derived service period ranges between 0.8 – 0.94 years.
For the awards subject to TSR market conditions, the Monte Carlo simulation simulates a distribution of stock prices for the Company and its current compensation peer group throughout the remaining performance period based on certain assumptions of stock price performance. Monte Carlo valuations of relative TSR PSUs depend on two sets of prices: realized performance and simulated performance. Our key assumptions include a performance period of 2.97 years, an expected volatility of 114.7%, and a risk-free rate of 3.8%. The fair value for these relative TSR market condition PSUs at the grant date was $4.82.
As of June 30, 2025, and 2024, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $50.1 million and $52.1 million, respectively. There was approximately $23.2 million of total compensation costs related to stock-based awards not yet recognized as of June 30, 2025, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.8 years.
Stock Options

Table 11.3: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2024	287,000	$1.80	8.4	$464,940
Granted	—	—
Exercised	—	—
Forfeited, cancelled, or expired	—	—
Outstanding option balance as of June 30, 2025	287,000	$1.80	7.9	$393,190
Exercisable stock options as of June 30, 2025	287,000	$1.80	7.9	$393,190
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of June 30, 2025.

The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the annual stockholders meeting is expected to occur at the same approximate time each year. As of June 30, 2025, there were no unrecognized compensation costs related to non-vested stock options.
12. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors approved a share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of June 30, 2025, there was approximately $34.7 million of the authorization remaining for future common stock repurchases under the SRP.

Table 12: Share Repurchase Activity
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands, except per share and share data)
Amounts paid for shares repurchased (1)	$4,002	$—	$4,002	$—
Number of shares repurchased	1,488,227	—	1,488,227	—
Average per share price paid (1)	$2.69	$—	$2.69	$—
(1) Includes commission paid for repurchases on the open market.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2024	$(175)	$46	$(129)
Other comprehensive income before reclassification, net of tax	75	8	83
Balance as of June 30, 2025	$(100)	$54	$(46)
14. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive.

Table 14: Potentially Dilutive Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(in thousands)
Weighted-average number of shares – unvested RSUs, PSUs and stock options	976	654	1,158	1,058
For the three and six months ended June 30, 2025, and 2024, outstanding PSUs aggregating to 11,372,034 and 9,418,745 shares, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of these shares is contingent upon certain conditions which were not satisfied by the end of the period.
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
We measure each segment's profitability based on gross profit. Our Chief Executive Officer, as the chief operating decision maker ("CODM"), evaluates the segment's performance based on metrics, such as segment revenue and gross profit, that align with our strategies and objectives, and provide a framework for the timely and rational allocation of resources between the segments.

Table 15.1: Results of Operations by Business Segment (Quarter)
	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$32,474	$3,494	$35,968	$17,867	$10,631	$28,498
Cost of Sales
Depreciation and amortization (1)	1,714	1	1,715	2,037	2	2,039
Stock-based compensation expense (1)	139	10	149	162	66	228
Other segment items (2)	19,323	2,849	22,172	8,403	8,121	16,524
Total cost of sales	21,176	2,860	24,036	10,602	8,189	18,791
Gross profit	$11,298	$634	11,932	$7,265	$2,442	9,707
Operating expenses
Research and development expenses			1,512			1,459
Selling, general and administrative expenses			20,303			16,892
Total operating expenses			21,815			18,351
Operating loss			(9,883)			(8,644)
Other income			553			1,064
Interest expense			(141)			(160)
Loss before income taxes			(9,471)			(7,740)
Provision for income taxes			(46)			(17)
Net loss			$(9,517)			$(7,757)

Table 15.2: Results of Operations by Business Segment (Year-to-Date)
	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$58,292	$8,292	$66,584	$36,507	$21,610	$58,117
Cost of Sales
Depreciation and amortization (1)	3,215	3	3,218	3,312	5	3,317
Stock-based compensation expense (1)	308	31	339	338	147	485
Other segment items (2)	32,411	6,502	38,913	16,966	16,681	33,647
Total cost of sales	35,934	6,536	42,470	20,616	16,833	37,449
Gross profit	$22,358	$1,756	24,114	$15,891	$4,777	20,668
Operating expenses
Research and development expenses			3,083			4,629
Selling, general and administrative expenses			39,936			33,121
Total operating expenses			43,019			37,750
Operating loss			(18,905)			(17,082)
Other income			1,114			2,316
Interest expense			(288)			(335)
Loss before income taxes			(18,079)			(15,101)
Provision for income taxes			(42)			(34)
Net loss			$(18,121)			$(15,135)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.

We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, if any. There were no inter-segment sales and transfers during the three and six months ended June 30, 2025, and 2024. Interest income, interest expense, other income and expense items, and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure and are primarily recorded at the corporate level.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.
16. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of such known matters will not have a material adverse effect on the Company's business or its unaudited consolidated financial statements as of June 30, 2025.
Other - Government Contracts
As a U.S. government contractor, we are subject to various audits and investigations by the U.S. government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. government investigations of our operations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. government. U.S. government investigations often take years to complete and many result in no adverse action. We also provide products and services to customers outside of the United States, which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. government regulations may also be audited or investigated.
17. SUPPLEMENTAL CASH FLOW INFORMATION

Table 17.1: Details of Cash, Cash Equivalents, and Restricted Cash
	June 30, 2025	December 31, 2024

	(in thousands)
Cash and cash equivalents	$56,998	$54,578
Restricted cash (1)	139	139
Cash, cash equivalents, and restricted cash	$57,137	$54,717
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is included within "Other assets" on the unaudited consolidated balance sheets.

Table 17.2: Supplemental Cash Flow Information
	For the Six Months Ended
	June 30, 2025	June 30, 2024

	(in thousands)
Cash paid during the period for:
Interest	$252	$287
Income taxes	39	100
Non-cash investing and financing activities:
Issuance of common stock for 401(k) match	$2,063	$1,619
Capital expenditure activity in accounts payable and other accrued liabilities	130	147
Operating lease ROU assets obtained in exchange for operating lease liabilities	—	626

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
Economic Opportunities, Challenges and Risks
We generated approximately 90% of our total revenues in the first half of fiscal year ("FY") 2025 from contracts with U.S. government agencies. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government.
The new Administration is currently evaluating federal agencies and existing government contracts, grants, and programs for affordability, efficiency, and alignment with U.S. government objectives. The Administration’s efforts to reduce federal spending create uncertainty and risk for government contractors, including potentially resulting in change in budgetary priorities and timing on issuing awards. Decreases or delays in contract awards and in government spending on the types of programs that we support, and terminations or stop-work-orders on government contracts on which we are currently performing, could adversely affect our future revenues and profitability. The ongoing and potential future reforms to the U.S. government acquisition process, including changes to procurement rules and regulations, could transform how contracts are awarded, negotiated, and managed, which could lead to delays in contract awards and/or modifications to the scope or terms of contracts we hold. At the same time, given the nature of our business, the Administration’s focus on efficiency, along with the potential for certain traditionally government functions to be transferred to private entities, may present new business opportunities for us.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to the Internal Revenue Code, with various provisions changing the U.S. federal income tax regulations and modifications to the Inflation Reduction Act of 2022. Further, the OBBBA significantly impacts the defense sector through substantial funding allocations and strategic investments, including specific investments in areas like Artificial Intelligence (“AI”), and provides the Department of Defense with extended time, until 2029, to make strategic investments in the defense industrial base. The increased funding and improved tax treatment for research and development could boost targeted defense investments, scale commercial technologies for military use, and support other related programs. See Note 2 – Significant Accounting Policies on Income Taxes for additional information on key income tax provisions of the OBBBA.
In light of ongoing conflicts and heightened global instability as well as political tensions and related legal challenges, we expect continued uncertainty in the U.S. political, budget and regulatory environment. Initiatives to reduce governmental spending, federal budget and debt ceiling action, and U.S. government policy positions, including trade policy, tax reform and U.S. government policies or priorities, could materially impact federal spending broadly and our programs in particular.

Financial Overview
A number of factors have contributed to our financial performance in the second quarter ended June 30, 2025, the most significant of which are described below. More details on these factors are presented below within our "Results of Operations" section.
•The year-over-year increase in revenue was primarily driven by the successful transition and ramping towards the full operational capacity of a significant program within our Security Solutions segment.
•Our TSA PreCheck® enrollment revenue grew as a result of the expansion of TSA PreCheck enrollment sites.
•Our operating expenses increased due to higher stock-based compensation expense, partially offset by the lower expense associated with the restructuring efforts undertaken in the third quarter of 2024. Operating expenses, excluding stock-based compensation expense, declined year-over-year.
•We deployed $4.0 million to repurchase approximately 1.5 million shares of our common stock at a weighted-average share price of $2.69 per share.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended			For the Six Months Ended
	June 30, 2025	June 30, 2024	Dollar Change	June 30, 2025	June 30, 2024	Dollar Change

	(dollars in thousands)
Revenue	$35,968	$28,498	$7,470	$66,584	$58,117	$8,467
Cost of sales	24,036	18,791	5,245	42,470	37,449	5,021
Gross profit	11,932	9,707	2,225	24,114	20,668	3,446
Gross margin	33.2%	34.1%		36.2%	35.6%
Operating expenses	21,815	18,351	3,464	43,019	37,750	5,269
Operating expenses as percentage of revenue	60.7%	64.4%		64.6%	65.0%
Operating loss	(9,883)	(8,644)	(1,239)	(18,905)	(17,082)	(1,823)
Other income	553	1,064	(511)	1,114	2,316	(1,202)
Interest expense	(141)	(160)	19	(288)	(335)	47
Loss before income taxes	(9,471)	(7,740)	(1,731)	(18,079)	(15,101)	(2,978)
Provision for income taxes	(46)	(17)	(29)	(42)	(34)	(8)
Net loss	$(9,517)	$(7,757)	$(1,760)	$(18,121)	$(15,135)	$(2,986)
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
Operating Expenses.
In the second quarter of 2025, operating expenses increased by $3.5 million, or 18.9%, compared to the same quarter in 2024. Research and development ("R&D") expenses slightly increased by $0.1 million, or 3.6%, in the second quarter of 2025, compared to the same period in 2024. Selling, general and administrative ("SG&A") expenses increased by $3.4 million, or 20.2%, in the second quarter of 2025, compared to the same period in 2024, due to higher stock-based compensation costs, partially offset by lower labor costs due to the restructuring efforts taken in the third quarter of 2024 and lower cash incentive compensation expense.
For the six months ended June 30, 2025, operating expenses increased by $5.3 million, or 14.0%, compared with the same period in 2024. R&D expenses declined by $1.5 million, or 33.4%, in the first half of 2025, compared to the same period in 2024, due to lower amortization costs associated with the discontinued development of selected solutions in the third quarter of 2024. SG&A expenses increased by $6.8 million, or 20.6%, in the first half of 2025, compared to the same period in 2024, due to higher stock-based compensation costs, partially offset by lower labor costs due to the restructuring efforts taken in the third quarter of 2024 and lower cash incentive compensation expense.
Other income.
Other income decreased by $0.5 million, or 48.0%, for the second quarter of 2025, compared to the same period in 2024. Similarly, other income for the six months ended June 30, 2025, decreased by $1.2 million, or 51.9%, compared to the same period in 2024. The decreases in other income for both periods were primarily due to the changes in dividend income from money market placements.

Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended			For the Six Months Ended
	June 30, 2025	June 30, 2024	Dollar Change	June 30, 2025	June 30, 2024	Dollar Change

	(dollars in thousands)
Revenue	$32,474	$17,867	$14,607	$58,292	$36,507	$21,785
Cost of sales (excluding depreciation and amortization)	19,462	8,565	10,897	32,719	17,304	15,415
Depreciation and amortization	1,714	2,037	(323)	3,215	3,312	(97)
Total cost of sales	21,176	10,602	10,574	35,934	20,616	15,318
Gross profit	$11,298	$7,265	$4,033	$22,358	$15,891	$6,467
Gross margin	34.8%	40.7%		38.4%	43.5%
Three Months Ended June 30, 2025, Compared with Three Months Ended June 30, 2024
Security Solutions segment revenue for the second quarter of 2025 increased by $14.6 million, or 81.8%, compared to the same period in 2024, primarily due to the successful ramp towards the full operational capacity of a significant program and increase in volume on another large program.
Security Solutions gross profit for the second quarter of 2025 increased by $4.0 million, or 55.5%, compared with the same period in 2024, due to higher segment revenues.
Segment gross margin decreased from 40.7% to 34.8% for the second quarter of 2025, compared with the same period in 2024, primarily due to revenue mix partially offset by the impact of lower depreciation and amortization expense on higher revenue.
Six Months Ended June 30, 2025, Compared with Six Months Ended June 30, 2024
Security Solutions segment revenue for the six months ended June 30, 2025, increased by $21.8 million, or 59.7%, compared to the same period in 2024, primarily due to the successful ramp towards the full operational capacity of a significant program and increase in volume on another large program.
Segment gross profit for the six months ended June 30, 2025, increased by $6.5 million, or 40.7%, compared to the same period in 2024, due to higher segment revenues.
Segment gross margin decreased from 43.5% in FY2024 to 38.4% in FY2025, primarily due to revenue mix partially offset by the impact of lower depreciation and amortization on higher revenue.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended			For the Six Months Ended
	June 30, 2025	June 30, 2024	Dollar Change	June 30, 2025	June 30, 2024	Dollar Change

	(dollars in thousands)
Revenue	$3,494	$10,631	$(7,137)	$8,292	$21,610	$(13,318)
Cost of sales (excluding depreciation and amortization)	2,859	8,187	(5,328)	6,533	16,828	(10,295)
Depreciation and amortization	1	2	(1)	3	5	(2)
Cost of sales	2,860	8,189	(5,329)	6,536	16,833	(10,297)
Gross profit	$634	$2,442	$(1,808)	$1,756	$4,777	$(3,021)
Gross margin	18.1%	23.0%		21.2%	22.1%
Three Months Ended June 30, 2025, Compared with Three Months Ended June 30, 2024
Secure Networks segment revenue for the three months ended June 30, 2025, decreased by $7.1 million, or 67.1%, compared to the same period in 2024, primarily due to the ramp down of several programs within the portfolio.
Segment gross profit for Secure Networks for the second quarter of 2025, decreased by $1.8 million, or 74.0%, compared with the same period in 2024, due to lower segment revenues.

Segment gross margin decreased from 23.0% to 18.1% for the second quarter of 2025, compared with the same period in 2024, primarily due to the results of revenue mix.
Six Months Ended June 30, 2025, Compared with Six Months Ended June 30, 2024
Secure Network segment revenue for the six months ended June 30, 2025, decreased by $13.3 million, or 61.6%, compared to the same period in 2024. The decrease in revenue for the six months ended June 30, 2025, was primarily due to the ramp down of several programs within the portfolio.
Segment gross profit for the six months ended June 30, 2025, decreased by $3.0 million, or 63.2%, compared to the same period in 2024, due to lower segment revenue.
Segment gross margin in the first half of 2025 decreased from 22.1% in 2024 to 21.2% in 2025. The decline in segment gross margin for the six months ended June 30, 2025, was primarily due to the results of revenue mix.
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
As of June 30, 2025, we had cash and cash equivalents of $57.0 million and our working capital was $64.0 million.
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
Cash Flow

Table MD&A 4: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Six Months Ended
	June 30, 2025	June 30, 2024

	(in thousands)
Net cash provided by (used in) operating activities	$13,056	$(8,340)
Net cash used in investing activities	(4,658)	(9,647)
Net cash used in financing activities	(5,978)	(1,168)
Net change in cash, cash equivalents, and restricted cash	$2,420	$(19,155)
Net cash provided by operating activities for the six months ended June 30, 2025, was $13.1 million, an increase of $21.4 million, compared to the same period in 2024. The increase is attributable to the favorable changes in working capital primarily driven by timing of receipts from customer and the timing of payments to vendors, coupled with higher cash earnings (i.e., net loss, excluding non-cash items that do not impact cash flows from operating activities).
Net cash used in investing activities for the six months ended June 30, 2025, decreased by $5.0 million, compared to the same period of the prior year, primarily due to the decreases in capital expenditures in 2025 and purchase of an investment of $3.0 million in 2024, with no similar transaction in 2025.
Net cash used in financing activities for the six months ended June 30, 2025, increased by $4.8 million, compared to the same period in 2024. This is primarily attributable to the increases in payment of tax withholding related to net share settlement of equity awards of $1.1 million in the first half of 2025, compared with $0.4 million in the same period of 2024, and the repurchase of common stock of $4.0 million in 2025 under the share repurchase program (See Note 12 – Share Repurchases), with no similar activity in 2024.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. Our 2024 Form 10-K, as filed with the SEC on March 10, 2025, includes a summary of critical accounting policies and estimates we believe are the most important to aid in understanding our financial results.
Stock-Based Compensation
The stock-based compensation expense related to the stock options, RSUs and PSUs awarded under the Amended and Restated 2016 Omnibus Long-Term Incentive Plan (the “2016 LTIP”) is recognized ratably over the requisite service period.
For awards with performance conditions, stock-based compensation expense is estimated at each reporting date using management’s expectation of the probable achievement of the specific performance targets and recognized over the requisite service period for each tranche on a graded-vesting basis. Stock-based compensation expense for PSUs with market conditions is recognized based on the grant-date fair value calculated using the Monte Carlo model, as described below, or sooner if the market conditions is achieved.
The fair value of the PSUs is equal to the closing stock price on the date of the grant or the fair value of the award on the grant date as determined through an independent valuation for PSUs with market conditions. Estimating the fair value of PSUs with market condition, using the Monte Carlo simulation valuation model, requires assumptions as to the fair value of the underlying common stock, the estimated performance period, expected volatility, risk-free rate, and derived service period. See Note 11 – Stock-Based Compensation for additional information.
Goodwill
We test for goodwill impairment at the reporting unit level. Between annual evaluations, if events occur or circumstances change that would more-likely-than-not reduce the fair value of the reporting units below its carrying amount, then impairment must be evaluated. When evaluating goodwill for impairment, we first assess qualitative factors which could include, but not limited to, macroeconomic conditions, industry and market conditions, overall company financial performance and events affecting the reporting units or the Company as a whole.
If the financial performance of our Secure Networks reporting segment remains at the current level for a sustained period of time, and after considering other qualitative factors, there may be a triggering event indicating goodwill may be impaired in our Secure Networks reporting unit. Accordingly, management may need to perform a quantitative impairment test over the Secure Networks reporting unit to determine if an impairment loss should be recorded which may have an adverse impact on our results of operations.
Based on the result of our interim qualitative assessment, we determined that it is more-likely-than-not that the estimated fair value of the reporting units exceeds their carrying value and thus, no impairment charges were taken during the three and six months ended June 30, 2025.
Other critical accounting policies and estimates include revenue recognition, goodwill and long-lived assets, and income taxes, as discussed in our 2024 Form 10-K. There have been no changes to these critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of financial risks, such as interest rate risk, foreign currency translation risk, and counterparty risk, which can affect our operations and profitability. The Company's market risk disclosure set forth on "Part II, Item 7A – Quantitative and Qualitative Disclosure about Market Risk," on the 2024 Form 10-K, as filed with the SEC on March 10, 2025, have not changed materially during the six months ended June 30, 2025.

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
The Company's management, including the Company's CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2025, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included under Note 16 – Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A. Risk Factors
We have disclosed under "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, the risk factors which may materially affect our business, financial conditions or results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed.
The new Administration's actions, such as tariffs and other changes in international trade policies, could adversely and unexpectedly impact our business.
Beginning in January 2025, the new Administration began to increase tariff rates on numerous products from a range of nations. The duration and extent of the tariffs and reciprocal tariffs, including the availability of certain exemption on some products, continue to evolve. Changes in international trade policies, including higher tariffs on imported goods and materials, may increase the procurement costs of certain IT hardware we use, both internally or on our contracts, or sell to our customers. These actions could have a negative effect on our business, results of operations, or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Common Stock Purchase Activity During the Three Months Ended June 30, 2025
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 1, 2025 - April 30, 2025	—	$—	—	$38,715,569
May 1, 2025 - May 31, 2025	761,338	2.61	761,338	$36,731,490
June 1, 2025 - June 30, 2025	726,889	2.78	726,889	$34,713,664
Total	1,488,227	$2.69	1,488,227
(1) On May 24, 2022, the Board of Directors authorized a Share Repurchase Program, pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. For the second quarter of 2025, the Company repurchased 1,488,227 shares of common stock under the program for an aggregate price of $4.0 million on the open market.
Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

TELOS CORPORATION

/s/ John B. Wood	August 11, 2025
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	August 11, 2025
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ DJ Terreri	August 11, 2025
By: DJ Terreri
Controller and Chief Accounting Officer (Principal Accounting Officer)