Form 10-Q
period 2025-09-30
TELOS CORP
filed 2025-11-10
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of November 3, 2025, the registrant had outstanding 73,754,329 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands, except per share amounts)
Revenue – services	$43,486	$22,197	$101,632	$78,017
Revenue – products	7,958	1,586	16,396	3,883
Total revenue	51,444	23,783	118,028	81,900
Cost of sales – services (excluding impairment loss, depreciation and amortization)	22,906	12,689	55,002	45,681
Cost of sales – products (excluding impairment loss, depreciation and amortization)	5,636	1,128	12,792	2,268
Impairment loss on intangible assets	—	5,333	—	5,333
Depreciation and amortization	2,356	1,490	5,574	4,807
Total cost of sales	30,898	20,640	73,368	58,089
Gross profit	20,546	3,143	44,660	23,811
Operating expenses:
Research and development expenses	1,899	2,409	4,982	7,038
Selling, general and administrative expenses	21,115	23,225	61,051	56,346
Impairment loss on intangible assets	—	6,373	—	6,373
Total operating expenses	23,014	32,007	66,033	69,757
Operating loss	(2,468)	(28,864)	(21,373)	(45,946)
Other income	511	983	1,625	3,299
Interest expense	(136)	(157)	(424)	(492)
Loss before income taxes	(2,093)	(28,038)	(20,172)	(43,139)
Provision for income taxes	(21)	(17)	(63)	(51)
Net loss	$(2,114)	$(28,055)	$(20,235)	$(43,190)

Net loss per share:
Basic	$(0.03)	$(0.39)	$(0.28)	$(0.60)
Diluted	$(0.03)	$(0.39)	$(0.28)	$(0.60)

Weighted-average shares outstanding:
Basic	72,580	72,309	72,819	71,654
Diluted	72,580	72,309	72,819	71,654
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)
Net loss	$(2,114)	$(28,055)	$(20,235)	$(43,190)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	22	76	(34)
Actuarial gain (loss) on pension liability adjustment	—	—	8	(30)
Other comprehensive income (loss)	1	22	84	(64)
Comprehensive loss	$(2,113)	$(28,033)	$(20,151)	$(43,254)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$59,050	$54,578
Accounts receivable, net	20,423	19,172
Inventories, net	3,378	1,783
Prepaid expenses	12,825	15,092
Deferred program expenses	5,882	—
Other current assets	1,274	793
Total current assets	102,832	91,418
Property and equipment, net	3,489	4,283
Finance lease right-of-use assets, net	4,476	5,391
Operating lease right-of-use assets, net	464	622
Goodwill	17,922	17,922
Intangible assets, net	31,246	30,410
Other assets	3,852	8,189
Total assets	$164,281	$158,235
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,779	$1,153
Accrued liabilities	7,140	4,449
Accrued compensation and benefits	11,402	7,608
Contract liabilities	13,732	6,838
Finance lease obligations – current portion	1,993	1,877
Operating lease obligations – current portion	226	210
Total current liabilities	37,272	22,135
Finance lease obligations – non-current portion	6,132	7,641
Operating lease obligations – non-current portion	246	418
Deferred income taxes	854	813
Other liabilities	102	91
Total liabilities	44,606	31,098
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 72,220,048 shares and 72,514,652 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	111	111
Additional paid-in capital	467,191	454,502
Accumulated other comprehensive loss	(45)	(129)
Accumulated deficit	(347,582)	(327,347)
Total stockholders’ equity	119,675	127,137
Total liabilities and stockholders’ equity	$164,281	$158,235
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024

	(in thousands)
Cash flows from operating activities:
Net loss	$(20,235)	$(43,190)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	24,193	14,017
Depreciation and amortization	8,022	9,368
Amortization of debt issuance costs	52	52
Deferred income tax provision	41	37
Loss (gain) on disposal of fixed assets	1	(13)
Provision for (recovery from) doubtful accounts	3	(28)
Impairment loss on intangible assets	—	11,706
Changes in other operating assets and liabilities:
Accounts receivable	(1,254)	15,571
Inventories	1,081	14
Prepaid expenses, deferred program expenses, other current assets, other assets	701	(10,049)
Accounts payable	(1,263)	(6,211)
Accrued compensation and benefits	1,420	(5,266)
Contract liabilities	6,894	52
Accrued liabilities and other liabilities	2,546	(1,480)
Net cash provided by (used in) operating activities	22,202	(15,420)
Cash flows from investing activities:
Capitalized software development costs	(6,496)	(9,104)
Purchases of property and equipment, net	(709)	(381)
Purchase of investment	—	(3,000)
Net cash used in investing activities	(7,205)	(12,485)
Cash flows from financing activities:
Payments under finance lease obligations	(1,393)	(1,283)
Payment of tax withholding related to net share settlement of equity awards	(1,600)	(457)
Proceeds from exercise of stock options	108	149
Repurchases of common stock	(7,639)	—
Net cash used in financing activities	(10,524)	(1,591)
Net change in cash, cash equivalents, and restricted cash	4,473	(29,496)
Cash, cash equivalents, and restricted cash, beginning of period	54,717	99,396
Cash, cash equivalents, and restricted cash, end of period	$59,190	$69,900
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at June 30, 2025	72,442	$111	$463,816	$(46)	$(345,468)	$118,413
Net loss	—	—	—	—	(2,114)	(2,114)
Foreign currency translation gain	—	—	—	1	—	1
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	302	1	(538)	—	—	(537)
Stock-based compensation	—	—	7,441	—	—	7,441
Issuance of common stock upon exercise of stock options	60	—	108	—	—	108
Repurchases of common stock	(584)	(1)	(3,636)	—	—	(3,637)
Balance at September 30, 2025	72,220	$111	$467,191	$(45)	$(347,582)	$119,675

Balance at June 30, 2024	72,223	$111	$439,146	$(146)	$(289,962)	$149,149
Net loss	—	—	—	—	(28,055)	(28,055)
Foreign currency translation gain	—	—	—	22	—	22
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	132	—	(28)	—	—	(28)
Stock-based compensation	—	—	8,350	—	—	8,350
Issuance of common stock upon exercise of stock options	25	—	45	—	—	45
Balance at September 30, 2024	72,380	$111	$447,513	$(124)	$(318,017)	$129,483

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2024	72,515	$111	$454,502	$(129)	$(327,347)	$127,137
Net loss	—	—	—	—	(20,235)	(20,235)
Foreign currency translation gain	—	—	—	76	—	76
Actuarial gain on pension liability adjustment	—	—	—	8	—	8
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	989	1	(1,601)	—	—	(1,600)
Stock-based compensation	—	—	19,757	—	—	19,757
Issuance of common stock upon exercise of stock options	60	—	108	—	—	108
Repurchases of common stock	(2,072)	(2)	(7,637)	—	—	(7,639)
Issuance of common stock for 401(k) match	728	1	2,062	—	—	2,063
Balance at September 30, 2025	72,220	$111	$467,191	$(45)	$(347,582)	$119,675

Balance at December 31, 2023	70,240	$109	$433,781	$(60)	$(274,827)	$159,003
Net loss	—	—	—	—	(43,190)	(43,190)
Foreign currency translation loss	—	—	—	(34)	—	(34)
Actuarial loss on pension liability adjustment	—	—	—	(30)	—	(30)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,687	2	(459)	—	—	(457)
Stock-based compensation	—	—	12,424	—	—	12,424
Issuance of common stock upon exercise of stock options	83	—	149	—	—	149
Issuance of common stock for 401(k) match	370	—	1,618	—	—	1,618
Balance at September 30, 2024	72,380	$111	$447,513	$(124)	$(318,017)	$129,483
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principle of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of Telos and its subsidiaries (see Note 1 – Organization), all of whose issued and outstanding share capital is wholly owned directly and indirectly by Telos Corporation. All intercompany transactions and balances have been eliminated in consolidation.
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year then ended. We continue to follow the accounting policies set forth in those financial statements.
Reclassification
Certain prior-period amounts have been reclassified to conform to the current period presentation. This reclassification relates to presenting "Accrued liabilities" as a separate line item on the unaudited consolidated balance sheets from "Accounts payable" and "Other current liabilities."
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
Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition on cost estimation on certain contracts, allowance for credit losses, inventory obsolescence, valuation allowance for deferred tax assets, income taxes, certain assumptions related to stock-based compensation, impairment of intangible assets and goodwill, restructuring expenses accruals, and contingencies. Actual results could differ from these estimates. The impact of changes in estimates is recorded in the period in which they become known.
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

Accrued Liabilities
Accrued liabilities represents incurred expenses but not yet invoiced or paid by the Company. These include, but not limited to, accruals related to projects, fees, taxes, employee benefits, and other services.
Restructuring Expenses
As previously disclosed, in the fourth quarter of 2022, the Company committed to a restructuring plan to streamline its workforce and spending to better align its cost structure with its volume of business ("2022 restructuring"). The 2022 restructuring plan reduced the Company's workforce, with a majority of the affected employees separating from the business in early 2023. The actions under the 2022 restructuring plan were substantially completed in fiscal year 2023 and were fully paid in the third quarter of 2024. Total restructuring expenses incurred under the 2022 restructuring plan were $3.9 million.
Further, in the third quarter of 2024, the Company undertook another restructuring action in an effort to optimize its strategic priorities and cost structure ("2024 restructuring"). As part of the 2024 restructuring plan, the Company decided to discontinue the development and/or sale of selected solutions or parts of solutions, which resulted in the impairment of capitalized software assets and a reduction in workforce. The 2024 restructuring actions were substantially completed in fiscal year 2024 and were fully paid in early fiscal year 2025. The Company incurred $1.3 million in cumulative restructuring expenses related to the 2024 restructuring plan.
During the three and nine months ended September 30, 2024, the Company incurred approximately $1.4 million of expenses related to the 2022 and 2024 restructuring plans, which were recorded as costs of sales, research and development expenses, and selling, general and administrative expenses on the unaudited consolidated statements of operations. The restructuring expenses included in cost of sales were allocated to the Security Solutions and Secure Networks segments, totaling $0.3 million and $0.1 million, respectively.
In addition, as a result of the Company's decision to abandon the development or sale of selected solutions in the third quarter of 2024, the Company wrote-off $6.4 million of its previously capitalized software assets. This was reported as an impairment loss on intangible assets under operating expenses on the unaudited consolidated statement of operations. See Note 8 – Intangible Assets, Net for further details.
At each reporting date, the Company evaluated its restructuring expense accrual to determine whether the liabilities reported remain appropriate. Any changes in the estimated costs of executing the approved restructuring plans are reflected in the Company's unaudited consolidated statement of operations.

Table 2: Summary of Changes in Restructuring Expenses Accrual
Severance and related benefit costs (1)

(in thousands)
Balance at December 31, 2024	$37
Cash payments	(37)
Balance at September 30, 2025	$—
(1) Restructuring expenses accrual is included within "Accrued liabilities" on the Company's unaudited consolidated balance sheets (see Note 9 - Other Balance Sheet Components for further details).
The Company did not have any restructuring activities or additional impairment charges related to the restructuring plan during the three and nine months ended September 30, 2025.
Income Taxes
The period for which tax years are open, 2021 to 2024, has not been extended beyond the applicable statute of limitations. In September 2024, we were advised by the Internal Revenue Service ("IRS") of an audit of our 2021 federal income tax return. In April 2025, the IRS notified us that it had completed its examination of our 2021 federal income tax return with no changes to our reported tax.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, including significant amendments to the Internal Revenue Code. The OBBBA imposes various changes to U.S. federal income tax regulations, such as restoring bonus depreciation, and removing the requirement to capitalize and amortize domestic research and development expenditures. The OBBBA also included certain modifications to the Inflation Reduction Act of 2022, including the repeal or acceleration of the sunsetting of certain tax credits and the elimination of certain penalties for violations of certain regulatory credit programs. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of these provisions did not have a material impact on our unaudited consolidated financial statements.

Recent Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2024, within these unaudited consolidated financial statements, with no material impact as a result of the adoption.
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosure," which requires public entities, on an annual basis, (1) to disclosure specific categories in the rate reconciliation, and (2) to provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). This ASU will be effective, for public entities, for the fiscal year beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our unaudited consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Topic 220): Disaggregation of Income Statement Expenses." This standard requires additional disclosure of certain amounts included in the expense captions presented on the statements of operations, as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application. All public entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our unaudited consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets.” This standard provides simplified guidance on measuring credit losses for accounts receivable and contract assets. The update introduces a practical expedient and an accounting policy election to ease the process. All entities can elect the practical expedient to assume that the current economic conditions at the balance sheet date will remain constant through the life of the current receivables and contract assets. Entities that elects the practical expedient and the accounting policy election should apply the amendments in this ASU prospectively. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently assessing the impact of adopting of this ASU on our unaudited consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting of Internal-Use Software." This standard provides a simplified, consistent way to track expenses related to software developed for internal use. The amendments in this standard removed all references to project stages; instead, a company can capitalize software costs once both conditions are met: the entity's management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used as intended. The amendments will be effective for annual reporting periods, including interim periods within those years, beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our unaudited consolidated financial statements.
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
The majority of our revenue is recognized over time, as control is periodically transferred to our customers, who receive and consume benefits as we perform. Revenue from transfers to customers over time accounted for 77% and 74% of our revenue for the three and nine months ended September 30, 2025, respectively, and 78% and 81% of our revenue for the three and nine months ended September 30, 2024, respectively. All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm-fixed price level of effort, and cost-plus fixed fee contract types, which may include variable consideration. For performance obligations in which control does not periodically transfer to the customer, we recognize revenue at the point in time when each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue from transfers to customers at a point in time accounted for 23% and 26% of our revenue for the three and nine months ended September 30, 2025, respectively, and 22% and 19% of our revenue for the three and nine months ended September 30, 2024, respectively. The change in revenue mix for the nine months ended September 30, 2025, as compared to the prior periods, was primarily driven by an increase in product sales volume from a successful ramp-up of a significant program.

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
For certain performance obligations where we are not primarily responsible for fulfilling the promise to provide goods or services to the customer, do not have inventory risk and have limited discretion in establishing the price for the goods or services, we recognize revenue on a net basis.
Our contracts may include various types of variable consideration and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price, and as performance on these contracts is complete, we adjust our revenue when deemed necessary. No revenue adjustments were recorded during the three and nine months ended September 30, 2025, and 2024.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceed the total estimated revenue for a performance obligation. No contract loss was recorded during the three months ended September 30, 2025, and 2024. We recorded an immaterial contract loss during the nine months ended September 30, 2025, and 2024.
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

Table 3.1: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Federal	$47,296	92%	$20,607	87%	$107,268	91%	$72,046	88%
State, local, and commercial	4,148	8%	3,176	13%	10,760	9%	9,854	12%
Total revenue	$51,444	100%	$23,783	100%	$118,028	100%	$81,900	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$39,409	77%	$18,293	77%	$84,560	71%	$63,308	77%
Time-and-materials	9,499	18%	3,045	13%	26,789	23%	9,204	11%
Cost plus fixed fee	2,536	5%	2,445	10%	6,679	6%	9,388	12%
Total revenue	$51,444	100%	$23,783	100%	$118,028	100%	$81,900	100%

A majority of the Company's revenue was derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government. No other customer accounted for 10% or more of the Company's revenue during the three and nine months ended September 30, 2025, and 2024.

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)
Federal government:
Security Solutions	$42,333	$15,168	$94,017	$45,040
Secure Networks	4,963	5,439	13,251	27,006
Total	$47,296	$20,607	$107,268	$72,046

Table 3.4: Contract Balances
	Balance Sheet Presentation	September 30, 2025	December 31, 2024

		(in thousands)
Billed accounts receivable (1)	Accounts receivable, net	$13,739	$10,014
Unbilled accounts receivable	Accounts receivable, net	6,326	5,412
Contract assets	Accounts receivable, net	358	3,746
Contract liabilities	Contract liabilities	13,732	6,838
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing, and customer payments. Revenue recognized for the three and nine months ended September 30, 2025, which was included in the contract liabilities balance at December 31, 2024, was $1.2 million and $5.3 million, respectively. Revenue recognized for the three and nine months ended September 30, 2024, which was included in the contract liabilities balance at December 31, 2023, was $1.2 million and $5.7 million, respectively.
As of September 30, 2025, we had approximately $65.5 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 97% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	September 30, 2025	December 31, 2024

	(in thousands)
Billed accounts receivable	$13,790	$10,070
Unbilled accounts receivable	6,326	5,412
Contract assets	358	3,746
Allowance for credit losses (1)	(51)	(56)
Accounts receivable, net	$20,423	$19,172
(1) Includes provision for credit losses, net of recoveries.
As our primary customer base includes agencies of the U.S. federal government, we have a concentration of credit risk associated with our accounts receivable, as 89% and 88% of our billed and unbilled accounts receivable as of September 30, 2025, and December 31, 2024, respectively, were with U.S. federal government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses.

5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	September 30, 2025	December 31, 2024

	(in thousands)
Gross inventory	$3,511	$1,916
Allowance for inventory obsolescence	(133)	(133)
Inventories, net	$3,378	$1,783
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$17,514	$(14,588)	$2,926	$17,239	$(13,617)	$3,622
Leasehold improvements	3,419	(2,856)	563	3,396	(2,735)	661
Total	$20,933	$(17,444)	$3,489	$20,635	$(16,352)	$4,283

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)
Depreciation and amortization expense	$432	$329	$1,299	$1,223
7. GOODWILL
The goodwill balance was $17.9 million as of September 30, 2025, and December 31, 2024, of which $3.0 million is allocated to the Security Solutions segment and $14.9 million is allocated to the Secure Networks segment. Goodwill is subject to annual impairment tests, and if triggering events are present in the interim before the annual tests, we will assess impairment. If the financial performance of our Secure Networks reporting segment remains at the current level for a sustained period of time, and after considering other qualitative factors, there may be a triggering event indicating goodwill may be impaired in our Secure Networks reporting unit. Accordingly, management may need to perform a quantitative impairment test over the Secure Networks reporting unit to determine if an impairment loss should be recorded which may have an adverse impact on our results of operations. No impairment charges were recorded for the three and nine months ended September 30, 2025, and 2024.
8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
		September 30, 2025			December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(1,891)	$1,739	$3,630	$(1,550)	$2,080
Customer relationship	3	40	(40)	—	40	(40)	—
Software development costs	2 - 5	39,888	(21,060)	18,828	27,366	(15,761)	11,605
Subtotal		43,558	(22,991)	20,567	31,036	(17,351)	13,685
In-process software development costs (1)		10,679	—	10,679	16,725	—	16,725
Total		$54,237	$(22,991)	$31,246	$47,761	$(17,351)	$30,410
(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of balance sheet date, thus not yet amortized.

The Company evaluates its intangible assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.
During the third quarter of 2024, there were selected capitalized software projects for which the Company decided to discontinue the development and/or sale of all or a part of certain solutions and certain projects that the Company ceased use before the end of its useful life. As a result of the Company's decision to abandon the associated software, the Company wrote-off $11.7 million of the previously capitalized software costs, of which $5.3 million was recorded as "Impairment loss on intangible assets" under cost of sales and $6.4 million was recorded as "Impairment loss on intangible assets" under operating expenses in the Company's unaudited statement of operations for the three and nine months ended September 30, 2024.
For the three and nine months ended September 30, 2025, there were no impairment losses recorded on the Company's software development costs. Likewise, no impairment losses were recorded on other intangible assets during the three and nine months ended September 30, 2025, and 2024.

Table 8.2: Amortization Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)
Amortization expense related to:
Software development costs – cost of sales (1)	$2,265	$1,402	$5,299	$4,509
Software development costs – research and development	—	588	—	2,286
Other intangible assets – general and administrative	113	115	340	348
Total	$2,378	$2,105	$5,639	$7,143
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed is charged under cost of sales on the unaudited consolidated statements of operations.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Other Assets
	September 30, 2025	December 31, 2024

	(in thousands)
Investment (1)	$3,000	$3,000
Prepaid expense and deferred commission – long-term portion	637	4,975
Restricted cash	140	139
Other	75	75
Other assets	$3,852	$8,189
(1) In March 2024, the Company made a $3.0 million investment in a privately held company via a simple agreement for future equity. The Company elected to apply the fair value option on this investment. The Company believes the fair value option best reflects the economics of the underlying transaction. The fair value of this investment was based on non-marketable observable inputs, which represent Level 3 measurement within the fair value hierarchy. Changes in the fair value of this investment are recognized within "Other income" on the unaudited consolidated statements of operations, if any. During the three and nine months ended September 30, 2025, and 2024, the Company did not recognize any changes in the fair value.

Table 9.2: Details of Accrued Liabilities
	September 30, 2025	December 31, 2024

	(in thousands)
Accrued project expenses	$5,169	$3,238
Restructuring expenses accrual	—	37
Other	1,971	1,174
Other current liabilities	$7,140	$4,449

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
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3-to-1. We were in compliance with all covenants as of September 30, 2025.
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
11. STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards under the Amended and Restated 2016 Omnibus Long-Term Incentive Plan (the "2016 LTIP"). We have granted stock options, restricted stock units with time-based vesting ("RSUs"), and restricted stock units with performance-based vesting ("PSUs"). Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, which has the discretion to establish the terms, conditions and criteria of the various awards. The RSUs granted to eligible employees and non-employees generally vest in installments over a period of up to three years. PSUs will vest upon the achievement of a defined performance target or market conditions for the Company's common stock or certain operational milestones over a prescribed period.
On May 8, 2025, the Company's stockholders approved an amendment to the 2016 LTIP that increased the number of shares available for issuance under the 2016 LTIP by an additional 4,900,000 shares. As of September 30, 2025, approximately 1.6 million shares of our common stock were available for future grants under the 2016 LTIP.

Stock-based compensation expense recognized for restricted stock units and stock options granted to employees and non-employees is included in the unaudited consolidated statements of operations, net of adjustments. There were no income tax benefits recognized on the stock-based compensation expense for the three and nine months ended September 30, 2025, and 2024.

Table 11.1: Details of Stock Compensation Expense by Category
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)
Cost of sales – services	$154	$115	$493	$600
Research and development	421	188	705	(261)
Selling, general and administrative	8,813	8,511	22,995	13,678
Total	$9,388	$8,814	$24,193	$14,017
Restricted Stock

Table 11.2: Restricted Stock Unit Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2024	1,952,103	10,683,230	12,635,333	$3.52
Granted	1,161,265	3,381,163	4,542,428	3.43
Vested	(840,616)	(717,191)	(1,557,807)	3.93
Forfeited, cancelled, or expired	(110,916)	(154,649)	(265,565)	3.43
Unvested outstanding units as of September 30, 2025	2,161,836	13,192,553	15,354,389	$3.24
On February 20, 2025, the Company amended certain previously granted PSUs that could settle in up to 2,462,445 shares of its common stock and would only vest if the Company achieves certain financial performance targets for fiscal year 2025. The amendment eliminated one of the financial performance targets.
On May 14, 2025, the Company granted PSUs to a certain employee that could settle in up to (i) 65,000 shares of its common stock that will vest only if the Company achieves a certain operational milestone prior to January 1, 2027; and (ii) 50,000 shares of its common stock and will vest only if the Company achieves certain financial performance targets for fiscal year 2025.
On June 11, 2025, the Company granted PSUs containing stock price market conditions to certain employees that could settle in up to 1,060,000 shares of its common stock. These PSUs will vest, in whole or in part, only if the Company's closing common stock price remains at or above certain specified stock prices for 50 consecutive days prior to January 1, 2027.
On June 11, 2025, the Company also granted to certain executives PSUs that were market conditions dependent on total shareholder return ("TSR"), that could settle in up to 2,206,163 shares of its common stock. The vesting criteria for these awards are based on the Company's TSR performance relative to the TSR performance of the Company's current compensation peer group as of the grant date over the three-year performance period, June 1, 2025, through May 31, 2028, and conditioned upon neutral or positive free cash flow (i.e. cash flows from operating activities less capital expenditure) at the end of each fiscal year 2025, 2026, and 2027. The final payout of these PSUs will vary between 0% to 200% of the target number of PSUs granted, depending on the TSR performance and meeting the free cash flow requirements.
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
As of September 30, 2025, and 2024, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $105.0 million and $45.8 million, respectively. There was approximately $17.8 million of total compensation costs related to stock-based awards not yet recognized as of September 30, 2025, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.5 years.
Stock Options

Table 11.3: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2024	287,000	$1.80	8.4	$464,940
Granted	—	—
Exercised	(60,000)	1.80
Forfeited, cancelled, or expired	—	—
Outstanding option balance as of September 30, 2025	227,000	$1.80	7.6	$1,144,080
Exercisable stock options as of September 30, 2025	227,000	$1.80	7.6	$1,144,080
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of September 30, 2025.
The fair value of the stock options, including the stock options granted to directors, is expensed on a straight-line basis over the vesting period of one year, as the annual stockholders meeting is expected to occur at the same approximate time each year. As of September 30, 2025, there were no unrecognized compensation costs related to non-vested stock options.
12. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors approved a share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of September 30, 2025, there was approximately $31.1 million of the authorization remaining for future common stock repurchases under the SRP.

Table 12: Share Repurchase Activity
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands, except per share and share data)
Amounts paid for shares repurchased (1)	$3,637	$—	$7,639	$—
Number of shares repurchased	584,213	—	2,072,440	—
Average per share price paid (1)	$6.23	$—	$3.69	$—
(1) Includes commission paid for repurchases on the open market.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Details of Changes in the Components of Accumulated Other Comprehensive Loss
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2024	$(175)	$46	$(129)
Other comprehensive income before reclassification, net of tax	76	8	84
Balance as of September 30, 2025	$(99)	$54	$(45)
14. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive.

Table 14: Potentially Dilutive Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(in thousands)
Weighted-average number of shares – unvested RSUs, PSUs and stock options	2,972	524	2,073	869
For the three and nine months ended September 30, 2025, and 2024, the outstanding PSUs aggregating to 8,565,699 and 10,710,226 shares, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon certain conditions that were not satisfied by the end of the period. Further, an additional 2,206,163 of outstanding PSUs were excluded in the computation of potentially dilutive securities above because they were antidilutive for the nine months ended September 30, 2025.
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

Table 15.1: Results of Operations by Business Segment (Quarter)
	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$46,478	$4,966	$51,444	$18,332	$5,451	$23,783
Cost of Sales
Depreciation and amortization (1)	2,354	2	2,356	1,488	2	1,490
Impairment loss on intangible assets (1)	—	—	—	5,333	—	5,333
Stock-based compensation expense (1)	142	12	154	117	(2)	115
Other segment items (2)	24,696	3,692	28,388	9,084	4,618	13,702
Total cost of sales	27,192	3,706	30,898	16,022	4,618	20,640
Gross profit	$19,286	$1,260	20,546	$2,310	$833	3,143
Operating expenses
Research and development expenses			1,899			2,409
Selling, general and administrative expenses			21,115			23,225
Impairment loss on intangible assets			—			6,373
Total operating expenses			23,014			32,007
Operating loss			(2,468)			(28,864)
Other income			511			983
Interest expense			(136)			(157)
Loss before income taxes			(2,093)			(28,038)
Provision for income taxes			(21)			(17)
Net loss			$(2,114)			$(28,055)

Table 15.2: Results of Operations by Business Segment (Year-to-Date)
	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$104,770	$13,258	$118,028	$54,839	$27,061	$81,900
Cost of Sales
Depreciation and amortization (1)	5,569	5	5,574	4,800	7	4,807
Impairment loss on intangible assets (1)	—	—	—	5,333	—	5,333
Stock-based compensation expense (1)	450	43	493	455	145	600
Other segment items (2)	57,107	10,194	67,301	26,050	21,299	47,349
Total cost of sales	63,126	10,242	73,368	36,638	21,451	58,089
Gross profit	$41,644	$3,016	44,660	$18,201	$5,610	23,811
Operating expenses
Research and development expenses			4,982			7,038
Selling, general and administrative expenses			61,051			56,346
Impairment loss on intangible assets			—			6,373
Total operating expenses			66,033			69,757
Operating loss			(21,373)			(45,946)
Other income			1,625			3,299
Interest expense			(424)			(492)
Loss before income taxes			(20,172)			(43,139)
Provision for income taxes			(63)			(51)
Net loss			$(20,235)			$(43,190)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.

We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, if any. There were no inter-segment sales and transfers during the three and nine months ended September 30, 2025, and 2024. Interest income, interest expense, other income and expense items, and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure and are primarily recorded at the corporate level.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.
16. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of such known matters will not have a material adverse effect on the Company's business or its unaudited consolidated financial statements as of September 30, 2025.
Other - Government Contracts
As a U.S. federal government contractor, we are subject to various audits and investigations by the U.S. federal government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. federal government investigations of our operations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. federal government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. federal government. U.S. federal government investigations often take years to complete and many result in no adverse action against us. We also provide products and services to customers outside of the United States, which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. federal government regulations also may be audited or investigated.
17. SUPPLEMENTAL CASH FLOW INFORMATION

Table 17.1: Details of Cash, Cash Equivalents, and Restricted Cash
	September 30, 2025	December 31, 2024

	(in thousands)
Cash and cash equivalents	$59,050	$54,578
Restricted cash (1)	140	139
Cash, cash equivalents, and restricted cash	$59,190	$54,717
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is included within "Other assets" on the unaudited consolidated balance sheets.

Table 17.2: Supplemental Cash Flow Information
	For the Nine Months Ended
	September 30, 2025	September 30, 2024

	(in thousands)
Cash paid during the period for:
Interest	$371	$427
Income taxes	39	100
Non-cash investing and financing activities:
Issuance of common stock for 401(k) match	$2,063	$1,619
Capital expenditure activity in accounts payable and other accrued liabilities	84	1,041
Operating lease ROU assets obtained in exchange for operating lease liabilities	—	626

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
Overview
At Telos, we deliver efficient, adaptable, and secure solutions that protect people, organizations, and information across government and industry. From cyber governance, risk and compliance ("GRC") with Xacta®, to identity and biometric solutions, secure networks, and TSA PreCheck® enrollment, we help customers stay ahead of evolving threats. Our primary customers include the U.S. federal government, large commercial organizations, state and local governments, and international customers. Our deep domain expertise, cleared workforce, and proven technologies give us a unique position at the intersection of cybersecurity, identity, and network security. Driven by purpose and guided by our core values, we build lasting partnerships, deliver superior solutions, and help create a more secure, interconnected world.
Recently, Telos launched Xacta.ai™, the artificial intelligence ("AI") capability at the core of the Xacta cyber GRC platform, dramatically reducing compliance time and effort. Leveraging AI and rules-based logic, Xacta.ai delivers expert-level guidance and real-time insights, empowering organizations to move from reactive compliance to proactive risk management.
Business Environment
U.S. Federal Government Budget
Our consolidated revenue is largely attributable to prime contracts or to subcontracts with a prime contractor engaged in work for the U.S. federal government, with the remaining attributable to state and local governments, and commercial markets. For the nine months ended September 30, 2025, we generated approximately 91% of our total revenue from contracts with U.S. federal government agencies. Our business performance is affected by the overall level of U.S. federal government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. federal government.
The U.S. federal government appropriations for fiscal year ("FY") 2025, which ran through September 30, 2025, were determined by a full-year continuing resolution. While the Administration has submitted its FY2026 budget proposal outlining its priorities, partisan disagreements over federal spending levels, among other things, have stalled progress on the required appropriations bills. On October 1, 2025, the federal government began to shut down as a result of congressional inaction on passing appropriations legislation for FY2026. In a government shutdown, non-essential federal employees and contractors are furloughed until the impasse ends.
It is unclear when the impasse between congressional parties over the funding bill to reopen the government will end. Although the impact on our operations has been modest to date, the shutdown presents practical challenges that can disrupt performance, including on fully funded agreements. Many federal facilities are closed and, with furloughed government personnel, it can be difficult to deliver contract items, obtain required government reviews and approval, or receive timely direction. In some cases, tasks cannot proceed if federal personnel are not available to supervise, inspect, or accept deliverables. Where performance depends on access to government facilities, networks, systems, or personnel, the risk of significant delays increases regardless of funding availability. In addition, many agencies are experiencing heightened administrative burdens and workforce actions, with ripple effects that can slow procurement, approvals, and program execution across the government, particularly at agencies operating without full‑year appropriations.
Delayed awards and contract starts, together with performance slowdowns, may shift revenue and cash collections to future periods, affect backlog burn rates, and increase days sales outstanding where customer acceptances or invoicing are delayed. The duration and ultimate impact of the shutdown remain uncertain, and the magnitude and timing of any effects will depend on the length of the shutdown, agency-specific operating status, and the cadence at which procurements and approvals resume. When funding and operations normalize, compressed procurement calendars and pent‑up demand may intensify competition and pricing pressure, and agencies may continue to favor incumbent extensions, which could affect our growth trajectory and margins. We continue to monitor these developments and to manage labor deployment, program schedules, and discretionary spending to mitigate potential impacts on operations and cash flows.

Other Economic and Regulatory Policies
Aside from the uncertainty in the budgetary environment, the Administration put in place a number of Executive Orders and actions that have affected, and could continue to affect, many businesses. The Administration continuously evaluates federal agencies and existing government contracts, grants, and programs for affordability, efficiency, and alignment with U.S. federal government objectives. Further, the Administration has increased existing tariffs, imposed additional tariffs, and expanded tariffs on various goods imported from various countries. Changes in international trade policies, including higher tariffs on imported goods and materials, may increase the procurement costs of certain IT hardware we use internally, on our contracts, or sell to our customers.
The ongoing and potential future reforms to the U.S. federal government processes, including changes to procurement rules and regulations, could transform how contracts are awarded, negotiated, and managed. These initiatives could further delay contract awards and/or result in modifications to the scope or terms of contracts we hold. At the same time, the Administration's focus on efficiency, transparency, consolidation, and accountability could lead to certain traditionally government functions being transferred to private entities. This potential transition of services to the private sector could benefit Telos, given our wide array of capabilities and advanced solutions.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to the Internal Revenue Code, with various provisions changing the U.S. federal income tax regulations and modifications to the Inflation Reduction Act of 2022. Further, the OBBBA significantly impacts the defense sector through substantial funding allocations and strategic investments, including specific investments in areas like AI, and provides the Department of Defense with extended time, until 2029, to make strategic investments in the defense industrial base. Increased funding and improved tax treatment for research and development could boost targeted defense investments, scale commercial technologies for military use, and support related programs. See Note 2 – Significant Accounting Policies on Income Taxes for additional information on key income tax provisions of the OBBBA.
We continue to monitor and assess the risk and opportunities presented to the Company, in light of ongoing political tensions and heightened global instability that we expect to persist in the near term. Initiatives to reduce governmental spending, federal budget and debt ceiling action, and U.S. federal government policy positions, including trade policy, tax reform and/or changes to the U.S. government priorities, could materially impact federal spending broadly.
Financial Overview
Several key highlights of our financial performance in the third quarter ended September 30, 2025 are described below. More details are presented in our "Results of Operations" section below.
•Revenue increased 116.3% year-over-year due to 153.5% growth in Security Solutions primarily due to the ongoing expansion of large programs in Telos ID. Gross margin expanded 2,672 bps year-over-year primarily due to the impairment and restructuring charges taken in the third quarter of 2024.
•Operating expenses decreased due to the impairment loss on intangible assets of $6.4 million recorded in the third quarter of 2024, and the reduction in expenses as a result of the restructuring efforts taken in the third quarter of FY2024.
•Net loss improved by $25.9 million year-over-year to a $2.1 million loss.
•Cash flow from operations improved by $16.2 million year-over-year to $9.1 million, or 17.8% of revenue.

Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025	September 30, 2024	Dollar Change	September 30, 2025	September 30, 2024	Dollar Change

	(dollars in thousands)
Revenue	$51,444	$23,783	$27,661	$118,028	$81,900	$36,128
Cost of sales	30,898	20,640	10,258	73,368	58,089	15,279
Gross profit	20,546	3,143	17,403	44,660	23,811	20,849
Gross margin	39.9%	13.2%		37.8%	29.1%
Operating expenses	23,014	32,007	(8,993)	66,033	69,757	(3,724)
Operating expenses as percentage of revenue	44.7%	134.6%		55.9%	85.2%
Operating loss	(2,468)	(28,864)	26,396	(21,373)	(45,946)	24,573
Other income	511	983	(472)	1,625	3,299	(1,674)
Interest expense	(136)	(157)	21	(424)	(492)	68
Loss before income taxes	(2,093)	(28,038)	25,945	(20,172)	(43,139)	22,967
Provision for income taxes	(21)	(17)	(4)	(63)	(51)	(12)
Net loss	$(2,114)	$(28,055)	$25,941	$(20,235)	$(43,190)	$22,955
Consolidated Results
Our business segments are driven by different factors, leading to revenue fluctuations and varying profitability. The discussion of the changes in our revenue and gross margin is covered in greater detail in the following section, "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Operating expenses
In the third quarter of 2025, operating expenses decreased by $9.0 million, or 28.1%, compared to the same quarter in 2024. This was primarily due to the impairment loss on intangible assets of $6.4 million recorded in the third quarter of 2024, whereas there was none for the same quarter of this current year. Research and development ("R&D") expenses decreased by $0.5 million, or 21.2%, in the third quarter of 2025, compared to the same period in 2024, primarily due to the lower amortization costs associated with the discontinued development of selected solutions in the third quarter of 2024. Selling, general and administrative ("SG&A") expenses decreased by $2.1 million, or 9.1%, in the third quarter of 2025, compared to the same period in 2024. These decreases were largely the result of lower labor costs due to the restructuring efforts taken in the third quarter of 2024.
For the nine months ended September 30, 2025, operating expenses decreased by $3.7 million, or 5.3%, compared to the same period in 2024. An impairment loss on intangible assets of $6.4 million was recorded for the nine months ended September 30, 2024, whereas there was none for the same period of this current year. R&D expenses decreased by $2.1 million, or 29.2%, for the nine months ended September 30, 2025, compared to the same period in 2024. This was primarily due to lower amortization costs associated with the discontinued development of select solutions in the third quarter of 2024. SG&A expenses increased by $4.7 million, or 8.4%, for the nine months ended September 30, 2025, compared to the same period in 2024. This was due to higher stock-based compensation costs, partially offset by lower labor costs due to the restructuring efforts taken in the third quarter of 2024 and lower cash incentive compensation expense.
Other income
Other income decreased by $0.5 million, or 48.0%, for the third quarter of 2025, compared to the same period in 2024. Similarly, other income decreased by $1.7 million, or 50.7%, for the nine months ended September 30, 2025, compared to the same period in 2024. The decreases in other income for the three and nine months ended September 30, 2025, were primarily due to the change in dividend income from money market placements.

Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025	September 30, 2024	Dollar Change	September 30, 2025	September 30, 2024	Dollar Change

	(dollars in thousands)
Revenue	$46,478	$18,332	$28,146	$104,770	$54,839	$49,931
Cost of sales (excluding impairment loss, depreciation and amortization)	24,838	9,201	15,637	57,557	26,505	31,052
Impairment loss on intangible assets	—	5,333	(5,333)	—	5,333	(5,333)
Depreciation and amortization	2,354	1,488	866	5,569	4,800	769
Total cost of sales	27,192	16,022	11,170	63,126	36,638	26,488
Gross profit	$19,286	$2,310	$16,976	$41,644	$18,201	$23,443
Gross margin	41.5%	12.6%		39.7%	33.2%
Three Months Ended September 30, 2025, Compared with Three Months Ended September 30, 2024
Security Solutions segment revenue for the third quarter of 2025 increased by $28.1 million, or 153.5%, compared to the same quarter in 2024, primarily due to the ongoing expansion of multiple large programs in Telos ID.
Security Solutions segment gross profit for the third quarter of 2025 increased by $17.0 million, or 734.9%, compared to the same quarter in 2024, due to higher segment revenue and higher segment gross margin.
Segment gross margin for the quarter increased from 12.6% in 2024 to 41.5% in 2025, due to the decrease in cost of sales related to the impairment loss on intangible assets taken in the third quarter of 2024, whereas there was none for this current quarter.
Nine Months Ended September 30, 2025, Compared with Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, Security Solutions segment revenue increased by $49.9 million, or 91.1%, compared to the same period in 2024, primarily due to the ongoing expansion of multiple large programs in Telos ID.
Segment gross profit for the nine months ended September 30, 2025 increased by $23.4 million, or 128.8%, compared to the same period in 2024, due to higher segment revenues and higher segment gross margin.
Year-to-date segment gross margin increased from 33.2% in 2024 to 39.7% in 2025, due to the decrease in cost of sales related to the impairment loss on intangible assets taken in 2024, whereas there was none in the current year, partially offset by unfavorable program mix.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025	September 30, 2024	Dollar Change	September 30, 2025	September 30, 2024	Dollar Change

	(dollars in thousands)
Revenue	$4,966	$5,451	$(485)	$13,258	$27,061	$(13,803)
Cost of sales (excluding impairment loss, depreciation and amortization)	3,704	4,616	(912)	10,237	21,444	(11,207)
Depreciation and amortization	2	2	—	5	7	(2)
Cost of sales	3,706	4,618	(912)	10,242	21,451	(11,209)
Gross profit	$1,260	$833	427	$3,016	$5,610	(2,594)
Gross margin	25.4%	15.3%		22.7%	20.7%

Three Months Ended September 30, 2025, Compared with Three Months Ended September 30, 2024
Secure Networks segment revenue for the third quarter of 2025 decreased by $0.5 million, or 8.9%, compared to the same period in 2024, primarily due to the ramp down of several programs within the portfolio.
Segment gross profit for Secure Networks for the third quarter of 2025 increased by $0.4 million, or 51.3%, compared with the same period in 2024. Likewise, segment gross margin for the quarter increased from 15.3% in 2024 to 25.4% in 2025 primarily due to revenue mix.
Nine Months Ended September 30, 2025, Compared with Nine Months Ended September 30, 2024
Secure Network segment revenue for the nine months ended September 30, 2025, decreased by $13.8 million, or 51.0%, compared to the same period in 2024, primarily due to the ramp down of several programs within the portfolio without corresponding new business wins to backfill completed programs.
Segment gross profit for the nine months ended September 30, 2025, decreased by $2.6 million, or 46.2%, compared to the same period in 2024, due to lower segment revenue.
Year-to-date segment gross margin increased from 20.7% in 2024 to 22.7% in 2025, primarily due to the results of revenue mix.
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
As of September 30, 2025, we had cash and cash equivalents of $59.1 million and our working capital was $65.6 million.
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
Cash Flow

Table MD&A 4: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Nine Months Ended
	September 30, 2025	September 30, 2024

	(in thousands)
Net cash provided by (used in) operating activities	$22,202	$(15,420)
Net cash used in investing activities	(7,205)	(12,485)
Net cash used in financing activities	(10,524)	(1,591)
Net change in cash, cash equivalents, and restricted cash	$4,473	$(29,496)
Net cash provided by operating activities for the nine months ended September 30, 2025, was $22.2 million, an increase of $37.6 million compared to the same period in 2024. The increase is attributable to favorable changes in working capital, primarily driven by timing of receipts from customers and the timing of payments to vendors, coupled with higher cash earnings (i.e., net loss, excluding non-cash items that do not impact cash flows from operating activities).
Net cash used in investing activities for the nine months ended September 30, 2025, decreased by $5.3 million, compared to the same period of the prior year, primarily due to the cash outflow from the purchase of an investment of $3.0 million in 2024, with no similar transaction in 2025, coupled by a decrease of $2.3 million in capital expenditures in 2025.
Net cash used in financing activities for the nine months ended September 30, 2025, increased by $8.9 million, compared to the same period in 2024. This is primarily attributable to the repurchase of common stock for $7.6 million in 2025 under the share repurchase program (See Note 12 – Share Repurchases), with no similar activity in 2024, and an increase in payment of tax withholding related to net share settlement of equity awards by $1.1 million in fiscal year 2025.

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
For awards with performance conditions, stock-based compensation expense is estimated at each reporting date using management’s expectation of the probable achievement of the specific performance targets and recognized over the requisite service period for each tranche on a graded-vesting basis. Stock-based compensation expense for PSUs with market conditions is recognized based on the grant-date fair value calculated using the Monte Carlo model, as described below, or sooner if the market conditions are achieved.
The fair value of the PSUs is equal to the closing stock price on the date of the grant or the fair value of the award on the grant date, as determined through an independent valuation for PSUs with market conditions. Estimating the fair value of PSUs with market condition, using the Monte Carlo simulation valuation model, requires assumptions as to the fair value of the underlying common stock, the estimated performance period, expected volatility, risk-free rate, and derived service period. See Note 11 – Stock-Based Compensation for additional information.
Goodwill
We test for goodwill impairment at the reporting unit level. Between annual evaluations, if events occur or circumstances change that would more-likely-than-not reduce the fair value of the reporting units below its carrying amount, then impairment must be evaluated. When evaluating goodwill for impairment, we first assess qualitative factors which could include, but are not limited to, macroeconomic conditions, industry and market conditions, overall company financial performance and events affecting the reporting units or the Company as a whole.
If the financial performance of our Secure Networks reporting segment remains at the current level for a sustained period of time, and after considering other qualitative factors, there may be a triggering event indicating goodwill may be impaired in our Secure Networks reporting unit. Accordingly, management may need to perform a quantitative impairment test over the Secure Networks reporting unit to determine if an impairment loss should be recorded, which may have an adverse impact on our results of operations.
Based on the result of our interim qualitative assessment, we determined that it is more-likely-than-not that the estimated fair value of the reporting units exceeds their carrying value and thus, no impairment charges were taken during the three and nine months ended September 30, 2025.
Other critical accounting policies and estimates include revenue recognition, goodwill and long-lived assets, and income taxes, as discussed in our 2024 Form 10-K. There have been no changes to these critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of financial risks, such as interest rate risk, foreign currency translation risk, and counterparty risk, which can affect our operations and profitability. The Company's market risk disclosure set forth on "Part II, Item 7A – Quantitative and Qualitative Disclosure about Market Risk," on the 2024 Form 10-K, as filed with the SEC on March 10, 2025, have not changed materially during the nine months ended September 30, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer ("CEO") and principal financial officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.

The Company's management, including the Company's CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2025, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In January 2025, the new Administration began increasing tariff rates on numerous products from a range of nations. The duration and extent of the tariffs and reciprocal tariffs, including the availability of certain exemption on some products, continue to evolve. Changes in international trade policies, including higher tariffs on imported goods and materials, may increase the procurement costs of certain IT hardware we use, both internally or on our contracts, or sell to our customers. These actions could have a negative effect on our business, results of operations, or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Common Stock Purchase Activity During the Three Months Ended September 30, 2025
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
July 1, 2025 - July 31, 2025	—	$—	—	$34,713,664
August 1, 2025 - August 31, 2025	191,232	6.08	191,232	$33,550,319
September 1, 2025 - September 30, 2025	392,981	6.29	392,981	$31,076,558
Total	584,213	$6.23	584,213
(1) On May 24, 2022, the Board of Directors authorized a Share Repurchase Program, pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. For the third quarter of 2025, the Company repurchased 584,213 shares of common stock under the program for an aggregate price of $3.6 million on the open market.
Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

TELOS CORPORATION

/s/ John B. Wood	November 10, 2025
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	November 10, 2025
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ DJ Terreri	November 10, 2025
By: DJ Terreri
Controller and Chief Accounting Officer (Principal Accounting Officer)