Form 10-K
period 2025-12-31
TELOS CORP
filed 2026-03-16
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $165.2 million based upon the last reported sale price of the registrant's common stock on The Nasdaq Stock Market LLC as of the close of business on that day.
As of March 9, 2026, the registrant had outstanding 74,217,621 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
Overview
Telos Corporation is a Maryland corporation headquartered in Ashburn, Virginia. Telos Corporation, together with its subsidiaries (the "Company" or "Telos" or "We"), offers technology solutions and services that empower and protect the world's most security-conscious organizations.
We deliver efficient, adaptable, and secure solutions that protect people, organizations, and information across government and industry. From cyber governance, risk and compliance ("GRC") with Xacta®, to identity and biometric solutions, secure networks, and TSA PreCheck® enrollment, we help customers stay ahead of evolving threats. Our primary customers include the U.S. federal government, large commercial organizations and international customers. Our deep domain expertise, cleared workforce, and proven technologies give us a unique position at the intersection of cybersecurity, identity, and network security. Driven by purpose and guided by our core values, we build lasting partnerships, deliver superior solutions, and help create a more secure, interconnected world.
Our Business Segments
We conduct our business through two reportable and operating segments: Security Solutions and Secure Networks. These segments enable the alignment of our strategies and objectives and provide a framework for the timely and rational allocation of resources within the line of business.
Additional information regarding our segments is presented in Note 16 – Segment Information to the consolidated financial statements at Item 8 of this Annual Report on Form 10-K.
Security Solutions Segment:
The Security Solutions segment delivers cybersecurity, cloud, identity, and secure messaging solutions that help government and commercial customers protect critical systems, manage cyber risk, and operate securely in complex and regulated environments. This segment combines cyber GRC solutions, secure cloud services, identity and biometric technologies, and secure messaging platforms to support mission-critical requirements for government and commercial customers operating in highly regulated and security-sensitive environments.
Security Solutions represented 90.8% and 70.9% of total revenues for fiscal years 2025 and 2024, respectively.
The Security Solutions segment offers the following solutions and services:
~~•~~Xacta: Deployed at some of the world's most security-conscious organizations, Xacta is a cyber GRC automation platform designed to help its customers meet the complex challenges of managing cyber risk and security compliance by automating processes for assessment and authorization, remediation, and continuous monitoring.
Xacta is a premier platform delivering automated cyber risk management and continuous compliance processes for systems based in the cloud, on-premises, and in hybrid environments. It supports a wide-range of frameworks and regulatory content, including National Institute of Standards and Technology ("NIST") Risk Management Framework ("RMF"), the Cybersecurity Risk Management Construct for Department of War ("DoW") IT, the NIST Cybersecurity Framework, the Federal Risk and Authorization Management Program ("FedRAMP") and the DoW's Cybersecurity Maturity Model Certification ("CMMC") program, across all industries with no-code customization options for tailoring content to fit the organization's needs.
Recently, Telos launched Xacta.aiTM, the artificial intelligence ("AI") capability at the core of the Xacta cyber GRC platform, dramatically reducing compliance time and effort. Xacta.ai delivers expert-level guidance and real-time insights, empowering organizations to move from reactive compliance to proactive risk management.

•Cybersecurity Services: We offer solutions and services for the full cybersecurity lifecycle, including RMF consulting services, security assessment and compliance, engineering and evaluation, operations, penetration testing, and digital forensics. With a pedigree in cybersecurity and information assurance that spans three decades, our multi-certified cybersecurity personnel provide services and solutions that deliver continuous security assurance for business, government, and public sector critical infrastructure.
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
~~•~~Telos Identity Solutions: Telos provides a portfolio of identity solutions that support secure identity verification, biometric enrollment, and trusted identity services for government and commercial customers. These solutions address requirements related to Know Your Customer (“KYC”), identity proofing, access control, insider threat mitigation, and regulatory compliance, and are deployed across large-scale environments supporting millions of identity transactions through workstations, kiosks, laptops, mobile devices, and access control systems.
Built on secure, enterprise-grade platforms certified and operational across multiple U.S. federal agencies, these offerings enable organizations to deploy modular, scalable services supporting both business-to-business and business-to-consumer identity use cases. Telos supports major digital identity programs in the U.S., including those serving the military, transportation, healthcare, law enforcement, financial services, and civil service organizations. Telos maintains key government certifications and designations, including recognition as a TSA PreCheck enrollment provider, Aviation Channeling Services provider, Federal Bureau of Investigation ("FBI") approved Channeler, and Florida Department of Law Enforcement Registered Live Scan Service Provider.
Telos’ identity offerings include TSA PreCheck enrollment services, IDVetting®, and Aviation Channeling Services (“ACS”), which provide identity enrollment, FBI background check submission, and biometric services for government agencies, transportation security programs, and regulated industries. Through these services, Telos supports high-assurance identity verification and vetting processes for millions of individuals annually in compliance with federal and industry requirements. Telos also offers ONYX®, a proprietary touchless fingerprint biometric technology designed to enable secure and scalable biometric authentication across mobile and enterprise environments.
Secure Networks Segment:
With a focus on enterprise security, the Secure Networks segment provides secure networking architectures and solutions to our customers through secure mobility solutions and network management and defense services. Our net-centric solutions enable collaboration and connectivity to increase efficiency, reduce costs, and improve mission outcomes. Telos provides an extensive range of wired and wireless, fixed and deployable, classified and unclassified voice, data, and video secure network solutions and services to support defense and civilian missions. Our capabilities include network design, operations and sustainment, system integration and engineering, network security and compliance, deployable communications, service desk, defensive cyber operations, and program management.
Secure Networks represented 9.2% and 29.1% of total revenues for fiscal years ended December 31, 2025, and 2024, respectively.

The Secure Networks segment offers the following solutions and services:
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
•Network Management and Defense: We provide the complete spectrum of managed services and solutions needed for operating, maintaining, and defending complex enterprise networks. Our managed network services reduce the total cost of ownership while also ensuring system and network availability, information protection and assured information delivery.
Telos employs a robust group of network engineers, system administrators, help desk, cybersecurity specialists, and program managers who are experienced with advanced DoW and federal networks, and are certified in the leading tools, technologies, and best practices for network management and administration. We ensure the consistency and continuity of network management services required in today's mission-critical network environments.
Our Customers
Our primary customers include the U.S. federal government, large commercial businesses, state and local governments, and international customers. Our consolidated revenues are largely attributable to prime contracts or subcontracts with our contractors engaged in work for the U.S. federal government. In fiscal year 2025, we generated approximately 91.0% of our revenues from the U.S. federal government, with the remaining attributable to state and local governments, and commercial markets.
Our U.S. federal government customers include the DoW, the intelligence community ("IC"), and multiple civilian and public sector agencies, including the U.S. Department of Homeland Security ("DHS"), the U.S. Department of Justice, the U.S. Department of Energy, the U.S. General Services Administration, the U.S. Department of the Interior, the U.S. Social Security Administration, the U.S. Environment Protection Agency, and more. These customers have a number of subsidiary agencies with separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Our commercial customers include some of the largest technology, communications, and professional services companies in the U.S.
Competition
We operate in a competitive market for cybersecurity, governance, risk and compliance software, secure network solutions, and digital identity services. The market is fragmented, with no single company or small group of companies holding a dominant position. Our competitors include large defense contractors that offer overlapping capabilities across multiple service areas, as well as smaller specialty firms focused on risk and compliance management, organizational messaging, information security consulting, and secure network solutions.
Competition for U.S. federal government contracts is particularly intense due to the competitive bidding process that governs both initial contract awards and renewals. Many government contracts require contractors to hold security clearances and employ personnel with specified levels of experience and clearance, which can limit the pool of qualified competitors but may also constrain our ability to scale rapidly.
The markets in which we operate are characterized by evolving technology requirements and changing customer needs. For example, and without limitation, in the identity and biometric solutions market, industry standards and compatible technologies continue to develop rapidly. We compete primarily on the basis of our technical capabilities, our experience serving security-conscious government and commercial customers, our ability to obtain and maintain required security clearances, the quality and reliability of our solutions, and our capacity to anticipate and respond to emerging technological requirements.
Sales and Marketing
As part of our sales and marketing investments, we make corporate investments in functional areas such as contracts, solution architects, and operations to ensure our back-office systems and processes scale for business growth.
Sales
We sell our products and services leveraging a direct sales approach, with a small subset being executed through a handful of partner organizations. Our customer acquisition success extends to commercial customers and vendors seeking to do business with the U.S. federal government; however, our largest portion of revenue lies with the U.S. federal government itself.

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
Partner Organizations
Our sales team works with partner organizations like Amazon Web Services ("AWS") to pursue mutual customers and leverage their marketplace platforms and marketing programs.
Marketing
We build market awareness of Telos and our solutions through a variety of marketing programs, including briefings with industry analysts, public relations activities, trade show exhibitions, speaking engagements, and digital marketing. We will continue investing in these activities and targeting additional vertical-specific content creation, targeted advertising campaigns, and search engine marketing. Our sales team works hand-in-hand with our marketing team to develop targeted awareness campaigns for our various solutions that generate valuable leads and contacts.
Research and Development
We developed proprietary software-based solutions in various platforms related to security and cyber risk management. We invest substantial resources in research and development to innovate new solutions, enhance our offerings and grow opportunities by developing new features and modules for our existing platforms. See Note 2 - Summary of Significant Accounting Policies (under the caption "Research and Development") included in our notes to consolidated financial statements.
We are leveraging our improved agile innovation and rapid automated development practices to rapidly establish prototypes that we can fully test for suitability and to pre-establish enterprise risk level across a variety of government networks and cloud environments. We are committed to and view our continued investment in research and development as a key factor to our long-term business success.
Human Capital Resources
As of December 31, 2025, we had 525 employees, of which 509 were full-time employees. As of December 31, 2025, approximately 90.1% of our workforce was located in the United States. Approximately 309 of our U.S.-based employees held U.S. security clearances, and 23.0% self-identified as veterans of U.S. military service as of that date. Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider relations with our employees to be good.
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
Our employees are provided with multiple reporting channels should they observe activities inconsistent with our core values. While employees are encouraged first to speak openly about any issues, a 24/7 hotline provides an opportunity to express concerns anonymously.
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

Talent Acquisition and Retention
We operate in a very competitive environment for talent. To ensure we can attract the most well-qualified employees, we employ strategic sourcing methods, innovative recruitment campaigns, and outreach initiatives to attract a diverse pool of candidates. This involves leveraging various channels, such as job boards, job fairs, social media platforms, and diversity-focused partnerships, to engage with candidates from different backgrounds and experiences.
We continuously enhance our employee value proposition by offering a range of benefits and supplemental programs that support our employees' physical, mental, and financial well-being. In addition, we are strengthening our performance management program to ensure employees receive meaningful feedback, opportunities for growth, and recognition for their contributions, fostering both individual and organizational success.
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
Seasonality
We generally experience seasonality due to our key customers' fiscal year ends and procurement cycles. We derive a substantial portion of our revenue from the U.S. federal government, whose fiscal year ends on September 30 of each year, which may impact our third fiscal quarter. In addition, our quarterly results may be impacted by the number of working days in a given quarter. See "Risk Factors — We are subject to the seasonality of U.S. federal government spending."
U.S. Federal Government Contracts, Regulation, and Legislation
Our business is heavily regulated, and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. federal government and other contracts. U.S. federal government contracts generally are subject to the Federal Acquisition Regulation ("FAR") and Defense Federal Acquisition Regulation Supplement ("DFARS"), which sets forth policies, procedures and requirements for acquiring goods and services by the U.S. federal government, and agency-specific regulations that implement or supplement the FAR or DFARS. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, security, contract pricing and cost, contract termination, and adjustments and audit requirements. Among other things, these laws and regulations:
•Impose specific and unique cost accounting practices that may differ from Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP" or "GAAP") and therefore require reconciliation;
•Define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-type U.S. federal government contracts;
•Require compliance with U.S. federal government Cost Accounting Standards;
•Require reviews by the Defense Contract Audit Agency, Defense Contract Management Agency and other U.S. federal government agencies for compliance with government requirements for a contractor's business system; and
•Restrict the use and dissemination of, and require the protection of, unclassified contract-related information and information classified for national security purposes and the export of certain products and technical data.
U.S. federal government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to increasingly purchase services and products using contracting methods that allow them to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single-award contracts. The predominant contracting methods through which U.S. federal government agencies procure services and products include definitive award contracts, IDIQ contracts, Blanket Purchase Agreements ("BPAs"), U.S. General Service Administration ("GSA") schedule contracts and other transactional agreements ("OTAs").

Government contracts are subject to congressional funding. Consequently, at the outset of a program, a contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract. All of our government customers have the right to terminate their contract with us at their convenience or in the event that we default. Most of our contracts have cancellation terms that permit us to recover all or a portion of our incurred costs and fees for work performed where the U.S. federal government issues a termination for convenience.
A portion of our business is classified by the U.S. federal government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements.
We also actively monitor legislative initiatives and carefully follow legislative and contracting trends and activities, and evolve our strategies to take these into consideration and respond to opportunities as they develop. These regulations and risks are described in more detail below under Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
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
See Item 1A, "Risk Factors," for discussion of risks related to the global climate.
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

Item 1A. Risk Factors
In your evaluation of the Company and business, you should carefully consider the risks and uncertainties as described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. These factors, as well as additional risks and uncertainties not currently known to us or that we currently believe are immaterial, may currently have, or may have, a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Annual Report on Form 10-K as a result of the risk factors discussed below and elsewhere in this Annual Report on Form 10-K.
Business and Operational Risks
Our business could be negatively affected by cyber or other information security threats, breaches, or other disruptions.
We routinely experience cybersecurity threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers, prime and subcontractors, and strategic partners. We experience similar security threats at customer sites that we operate and manage as a contractual requirement. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. While we have security measures in place to protect our data and the data of our customers or end-users of our services, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
•Third-party attempts to fraudulently induce employees, contractors or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers' data, our data or our IT systems;
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
If our customers do not renew their contracts for our solutions and services, or subscriptions, and expand our relationships with them, our revenue could decline and our results of operations would be adversely impacted.
To continue to maintain and grow our business, it is important that our existing customers renew their contracts for our solutions and services or subscriptions when existing contract terms expire. Our customers have no obligation to renew or extend their contracts for our solutions or services or subscriptions after the expiration of the contractual periods, which vary in length, and in the normal course of business, some customers have elected not to renew or extend. It is difficult to predict attrition rates given the varying needs of our customer base. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our solutions or services, customers' spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes, and deteriorating general economic conditions or budgetary constraints.

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
The U.S. federal government may terminate, cancel, delay, modify or curtail our contracts at any time prior to completion and, if we do not replace them, this may adversely affect our future revenues and could adversely impact our earnings.
Many of the U.S. federal government programs in which we participate, both as a contractor or subcontractor, extend for several years and include one or more base years and one or more option years. These programs are typically funded on an annual basis. Under these contracts, the U.S. federal government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify, delay, or curtail our contracts at its convenience. Any decisions by the U.S. federal government to not exercise contract options or to terminate, cancel, delay, modify or curtail our major programs or contracts (including those on which we serve as a subcontractor) would adversely affect our revenues, revenue growth and profitability.
Changes in congressional schedules, administration priorities, negotiations for program funding levels or unforeseen world events can delay or disrupt the funding for a program or contract. Funds for multi-year contracts can be changed in subsequent years in the appropriations process. In addition, the U.S. federal government has increasingly relied on IDIQ contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an element of uncertainty to future funding levels. Delays in the funding process or changes in funding or funding priorities can impact the timing of available funds or can lead to changes in program content, delay or termination at the government's convenience.
Federal government spending reductions, workforce changes, and policy shifts may impact our existing operations and future opportunities for new contracts.
Because we derive a substantial amount of our revenue from contracts with the federal government, either as a prime contractor or a subcontractor, changes in federal government budgetary priorities or policy shift could directly affect our financial performance. Uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the U.S. presidential administration and Congress, and what challenges budget reductions will present for us and our industry generally. The current administration's efforts to reduce the size and spending of the federal government pose several potential risks to our operations. The focus on reducing government spending may lead to fewer contracts being awarded, reduced contract values, or delays in the awarding of contracts. Changes in federal priorities may result in a shift away from governance, risk and compliance software solutions, cybersecurity, and digital identity services, potentially reducing demand for our offerings.
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
We rely on a few key customer contracts for a significant portion of our future revenue. A significant reduction or delay in implementation to one or more of these contracts would materially affect our anticipated operating results.
A small number of our large customer contracts are expected to comprise a significant portion of our future revenue. Our business will likely be harmed if any of our key customer contracts generate less revenue than we forecast, and the termination or delay of a large contract or multiple contracts could have a material adverse effect on our revenue and profitability. Adverse events affecting the programs subject to these contracts, such as inflation, labor challenges, shortage of materials, market volatility, a significant decline in the traveling public or supply chain disruption or delay, could also negatively affect our ability to process transactions under those contracts, which could adversely affect our revenue and the results of operations.

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
We are also substantially dependent on the continued service of our existing highly trained and skilled personnel, particularly our business development and operations groups, because of the complexity of our services and technologies. The technology industry is subject to substantial and continuous competition for engineers and other subject matter experts with high levels of experience in designing, developing and managing software, cybersecurity, and Internet-related services, as well as competition for sales executives, data scientists and operations personnel.
Many U.S. federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience, and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. Competition for skilled personnel is intense, and to the extent we cannot maintain or obtain the required level of expertise and clearances for our employees working on such contracts, we may not be able to fulfill our contractual obligations and may not generate the revenue anticipated from the contracts.
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
Due to the competitive bidding process to obtain U.S. federal government contracts, both upon initial issuance and re-competition, and the likelihood of bid protest, we may be unable to achieve or sustain revenue growth and profitability.
Many of our U.S. federal government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect this will continue. There is often significant competition and pricing pressure as a result of this process. From time to time, the competitive bidding process presents a number of risks, including the following:
•We expend substantial funds and time to prepare bids and proposals for contracts that are ultimately awarded to one of our competitors;
•We are unable to accurately estimate the resources and costs that will be required to perform any contract we are awarded, which results in substantial cost overruns and decreased margins;
•We encounter expense and delay when our competitors protest or challenge awards of contracts, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract; and
•We are not given the opportunity to re-compete for U.S. federal government contracts previously awarded to us, and we may incur expenses to protest such a decision and ultimately may not succeed in competing for or winning such contract renewal.
The U.S. federal government contracts for which we compete typically have multiple option periods, and if, as happens from time to time, we fail to win a contract or a task order, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon re-competition, our business and prospects will be adversely affected and that could cause our actual results to differ materially and adversely from those anticipated. In addition, we will not have an opportunity to compete for these contract opportunities again until such contracts expire.
In the event a bid protest of contracts awarded to us are unsuccessful, the resulting delay of program performance and funding of work under protested contract awards may adversely affect our revenue and profitability.
Our competitive position and future profitability depend, in part, on our ability to develop new technologies.
Our ability to increase revenue from existing customers and attract new customers will depend, in part, on our ability to anticipate and respond effectively to rapid technological changes and market developments. Further, our future profitability partly depends on our ability to successfully implement our strategies to increase adoption of our solutions and services and develop new offerings.

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
Further, the market for identity verification solutions is still developing, and the evolution of this market may result in the development of different technologies and industry standards that may not be compatible with our current solutions, products, or technologies. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the market demands is essential.
If we fail to effectively anticipate, identify and respond to these changes in product, solutions or program needs in a timely manner, our business could be negatively impacted. Likewise, if we are unable to develop new products that meet customers' changing needs, future sales and earnings may be materially affected. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and our business, results of operations and financial condition could be adversely affected.
Our financial results may fluctuate due to increasing variability in our security solutions' sales and implementation cycles.
We market the majority of our security solutions directly to U.S. federal government customers. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources, which adds uncertainty to our sales cycle. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations.
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
We rely on the technology, infrastructure, and software applications of certain third parties in order to host or operate certain key features or functions of our business. Additionally, we rely on third-party computer hardware and cloud capabilities in order to deliver our solutions and services. Our business is dependent on the integrity, security and efficient operation of this technology and infrastructure, and we do not necessarily control the operation or data security of the third parties we utilize.
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
Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. For example, the provisioning of additional cloud hosting capacity requires lead time. These third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If these third parties increase pricing terms, terminate or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to (among other possible consequences) transfer to other cloud providers or invest in a private cloud. In that case, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.
A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.
We depend on third parties for certain operational services and components of our products in order to fully perform under our contracts, and the failure or disruption of a third party to perform these services or provide these goods could have an adverse impact on our business.
We rely on subcontractors and other suppliers (or contracting parties) to provide materials, major components and subsystems for our products or to perform a portion of the services that we provide to our customers. A failure by one or more of our suppliers or contracting parties to provide agreed-upon materials, components or products, or perform agreed-upon services, on a timely basis and in a cost-effective manner, may adversely affect our ability to perform our obligations and adversely impact our results of operations.
Occasionally, we rely on only one or two sources of supply, which, if disrupted, could have an adverse effect on our ability to meet our commitments to customers, and could adversely affect our business, results of operations and financial condition.
From time to time, we depend on these subcontractors and suppliers to fulfill their contractual obligations in a timely and satisfactory manner in full compliance with customer requirements. If one or more of our subcontractors or suppliers is unable to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services per its contractual obligations, our ability to perform our obligations as a contractor may be adversely affected. Our subcontractors' or suppliers' deficiencies can result in a customer terminating our contract for default, and we may be exposed to liability. Additionally, we could experience cost overruns and delays in contract performance, both of which would negatively impact our business and results of operations.
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
We generated 73.3% of our 2025 revenues from fixed-price contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur, and consequently, we carry the burden of any cost overruns. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. Due to their nature, fixed-price contracts inherently have more risk, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate.
Under cost-reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. In certain cases, cost-reimbursable contracts have a contract ceiling. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. In addition, because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns.
Under both types of contracts, we must accurately estimate the likely volume of work that will occur, costs and resource requirements involved, and assess the probability of completing individual transactions or milestones within the contracted time period and amount to maximize profit on these contracts. Further, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in these contracts, we may incur additional costs or penalties. Cost overruns or poor cost controls could lower earnings, or may incur a net loss on a contract, and cause a negative impact on our results of operations.
In addition, some of our contracts are under a time-and-material basis. While this type of contracts is generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.
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
Although sales to a new customer have often led to additional sales to the same customer or similarly situated customers, it is uncertain if we will achieve the same penetration and organic growth in the future, and our reputation, business, financial condition, and results of operations could be negatively impacted. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies that regulate those markets and industries.
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
Moreover, our revenues and operating results could differ materially and adversely from those anticipated if these partner organizations chose to offer directly to the customers solutions or services of the type that we provide.
We rely on third-party technology that is used in our products and services to perform key functions. If we are unable to license third-party technology or the technology is subject to a security breach, without an alternative, it may negatively impact our business and results of operations.
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
In addition, our business is dependent on the integrity, security and efficient operation of the third-party technology, and we do not necessarily control the operations or data security of the third-party providers we utilize. Our systems and operations or those of our third-party providers and partners could be exposed to damage, interruption, security breach and other risks from, among other things, computer viruses, other malicious software, and other cyberattacks. The vulnerability of the technology to security breaches, failure of these systems to perform as designed, or inability to find suitable alternatives could result in significant disruptions to our operations and subject us to losses, liability or costs to remediate any of these system failures.
The inability to set optimal pricing structures for our solutions and services could adversely impact our business, financial condition and results of operations.
From time to time, we change our pricing models in response to competition, global economic conditions, and general reductions in our customers' spending levels, pricing studies, or changes in how our solutions are broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing solutions and services, we may have difficulty determining the appropriate price structure for our products and services. Further, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our solutions and services to larger organizations, these larger organizations may demand substantial price concessions. We may also need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, and local governments, and foreign governments.
If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.

Artificial Intelligence ("AI") is an emerging technology and we may not be successful in our AI initiatives.
The field of AI is characterized by rapid technological advancements and is subject to significant risks and uncertainties. Our future success may be dependent, in part, on our ability to develop, integrate, and effectively utilize AI technologies in our solutions or offerings. Given that this is a new and complex technology, we may face challenges related to the designing, developing, and implementing AI processes and procedures. There are significant risks involved in using AI and no assurances can be provided that our use of AI will enhance our products or services, produce the intended results or keep pace with the use of AI by our competitors. For example, AI algorithms may be flawed, insufficient, of poor quality, rely upon incorrect or inaccurate data, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; our use of AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. Further, this technology is subject to evolving industry standards and regulatory constraints. Failures to effectively address these risks and uncertainties may materially and adversely affect our business and results of operations.
Recently, we launched Xacta.ai, the artificial intelligence capability at the core of our Xacta platform. The use of AI in our solutions may carry considerable risk, and we cannot guarantee the achievement of the intended outcome. The use of AI technologies involves issues associated with intellectual property, data privacy and security, consumer protection and equal opportunity laws. Given the nature of AI technology, we may face significant competition from other companies and evolving regulatory landscape. Our AI efforts may not be successful and our competitors may incorporate AI into their products or services more successfully than us. Further, AI-related changes to our products and services may affect our customers' expectation or requirements in ways we cannot adequately anticipate or adapt to; and may result to unsatisfied customers or inability to operate profitably and sustainably.
We may be subject to legal proceedings, regulatory disputes and governmental inquiries that could materially harm our business, operating results, and financial condition.
From time to time, in the ordinary course of business, we are subject to a variety of legal proceedings and, in the future, may be subject to lawsuits, claims, government investigations and other proceedings. These may include lawsuits and claims related to securities compliance, contracts, subcontracts, intellectual property, employment and wage claims, and other matters. Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. Those contingencies include, but are not limited to, the cost of litigation and unpredictable court decisions. Adverse outcomes with respect to litigation, or a government inquiry, or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or harm our reputation, all of which could negatively affect our business, results of operations and financial conditions.
Potential future acquisitions, strategic investments, partnerships, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.
We have in the past acquired, and may in the future seek to acquire or invest in, complementary businesses, products or technologies to enhance our technical capabilities or otherwise capture growth opportunities.
Our long-term strategy may include identifying and acquiring, partnering with, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. Partnerships, mergers, joint ventures, acquisitions, and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to: diversion of management attention from running our existing business; possible material weaknesses in internal control over financial reporting; increased expenses, including legal, administrative and compensation expenses related to newly hired or terminated employees; increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with us; potential exposure to material liabilities not discovered in the due diligence process; potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and unavailability of acquisition financing or unavailability of such financing on reasonable terms.
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

Public confidence in, and acceptance of, identity platforms and biometrics generally, and our solutions and services specifically, will be a key factor in our business’s continued growth.
Our future profitability will depend, in part, on public confidence in and acceptance of identity platforms and biometrics generally. Continued acceptance of identity platforms and biometric information as a secure and reliable method to identify individuals, mitigate risk and minimize fraud is an important factor in our continued growth. While both identity platforms and biometrics have become more widely adopted, they may not achieve universal acceptance. The attractiveness of some of our solutions to our customers is impacted by a number of factors, including the willingness of individuals to provide their personal information, including biometric information, to private or governmental entities, the level of confidence that such information can be stored safely and securely, and trust that such information will not be misused or breached. Certain individuals may never accept the use of biometrics as being safe. If identity platforms and biometrics do not achieve universal acceptance, or our solutions are not competitive with our industry players, our growth could be limited, which could materially adversely affect our business, results of operations and financial condition.
Any decline or disruption in the travel industry or general economic downturn could materially and adversely affect our business, results of operations and financial condition.
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
From time to time, the Company initiates restructuring activities to execute management's strategy and optimize its cost structure. We executed a restructuring plan in early 2023 and implemented additional restructuring actions in the third quarter of 2024 and fourth quarter of 2025 to better align our operations with strategic priorities, resulting in restructuring-related costs. We may be unable to realize the expected improved profitability and efficiency from our restructuring efforts.
Goodwill and intangible assets represent significant assets on our balance sheet and any impairment on these assets could negatively impact our results of operations, and shareholders' equity.
As of December 31, 2025, goodwill and intangible assets, net was 23.8% of our total assets. Goodwill and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and at least annually in the case of goodwill. The impairment test is based on several factors, estimates and assumptions requiring judgment. Adverse changes in macroeconomic conditions, industry and market consideration, overall financial performance, market capitalization and relevant entity-specific events could result in an impairment of goodwill and intangible assets.
In the fourth quarter of 2025, we conducted a quantitative goodwill impairment analysis on the Secure Networks reporting unit. The impairment analysis determined that the reporting unit's carrying value exceeded its estimated fair value as a result of continued contraction of Secure Networks' backlog in 2025. Accordingly, we recognized a non-cash goodwill impairment of $14.9 million as of December 31, 2025.
Likewise, in the third quarter of 2024, we decided to discontinue the development and/or sale of all or part of certain solutions for selected capitalized software projects, and certain projects which we ceased to use before the end of their useful life. As a result, we recognized an impairment loss on intangible assets of $11.7 million as of December 31, 2024.

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
A decline in the federal budget, changes in spending or budgetary priorities of the U.S. federal government, a prolonged U.S. federal government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.
Our customers are substantially U.S. federal government. The customer relationship with the U.S. federal government involves certain unique risks. The programs we participate in must compete with other programs and policy imperatives during the budget and appropriations process. If government funding relating to our contracts with the U.S. federal government becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contracts or subcontracts may be terminated or adjusted by the U.S. federal government or the prime contractor. Our operating results could also be adversely affected by spending caps or changes in the budgetary priorities of the U.S. federal government, as well as delays in program starts or the award of contracts or task orders under contracts.
In the past few years, U.S. federal government appropriations have been affected by larger U.S. federal government budgetary issues and related legislation. As a result, federal government funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, over the last few years, the U.S. federal government has been unable to complete its budget process before the end of its fiscal year, resulting in a series of continuing resolutions to extend sufficient funds only for U.S. federal government agencies to continue operating. When the U.S. federal government fails to complete its appropriations process or provide for a continuing resolution, a full or partial government shutdown may occur. A federal government shutdown could disrupt our performance, delay or cancellation of key programs, delay or cancel contract payments, or require us to incur substantial costs without reimbursement under the existing contracts. Moreover, the national debt threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. federal government defaulting on its debts.
As a result, government spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in government spending, changes in U.S. federal government priorities, policies and requirements, or another prolonged government shutdown could have a material and adverse effect on our results of operations, financial condition or liquidity.
The Administration's actions, such as tariffs and other changes in international trade policies, could adversely and unexpectedly impact our business.
In January 2025, the then-new Administration began increasing tariff rates on numerous products from a range of nations. The duration and extent of the tariffs and reciprocal tariffs, including the availability of certain exemption on some products, continue to evolve. Changes in international trade policies, including higher tariffs on imported goods and materials, may increase the procurement costs of certain IT hardware we use, both internally or on our contracts, or sell to our customers. These actions could adversely affect the Company and our supply chain, business partners, or customers, and have a negative effect on our business, results of operations, or financial condition.
We are subject to the seasonality of U.S. federal government spending.
We derive a substantial portion of our revenues from U.S. federal government contracting, and as a result, we are subject to the annual seasonality of U.S. federal government purchasing. Because the U.S. federal government fiscal year ends on September 30, it is common for U.S. federal government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this seasonality, we have historically experienced higher revenues in the second half of our fiscal year, with the pace of orders typically substantially reduced during the first half of our fiscal year.

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
As a U.S. federal government contractor, we are subject to oversight by many agencies and entities of the U.S. federal government that may investigate and make inquiries about our business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U.S. federal government may make claims against us. Under U.S. federal government procurement regulations and practices, an indictment of a U.S. federal government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. federal government contracts. A conviction could result in debarment for a specified period of time, and debarment could materially and negatively affect our business and operating results.

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
From time to time, we release or confirm guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Our aim is to state possible outcomes as high and low ranges to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.
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
Our operating and financial results have historically varied from quarter to quarter, and we expect that they may continue to do so in the future as a result of a number of factors, many of which are difficult to predict and outside of our control. Therefore, the results of any one quarter may not be a reliable indication of results to be expected for any other quarter or for any year. This variability and unpredictability could result in our failing to achieve our projected results or to meet the expectations of securities analysts or investors for any period. As a result, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance.

Certain of our U.S. federal government contracts involve work of a confidential nature, which may limit investor insight into portions of our business.
We have historically had, and from time to time continue to have, contracts with or for the U.S. federal government that are subject to confidentiality and/or security restrictions (for example, and without limitation, contracts involving classified information and classified programs). We do not provide information about these contracts and programs, their risks or any disputes or claims relating to such contracts or programs. As a result, investors have less insight into our confidential business or our business overall. However, historically the business risks associated with our work on confidential or classified programs have not differed materially from those of our other government contracts.
We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term stockholder value.
In May 2022, our Board of Directors approved a share repurchase program ("SRP") for the repurchase of up to $50.0 million of our outstanding shares of our common stock. As of December 31, 2025, approximately $25.1 million remained available under the stock repurchase program. The repurchase program has no termination date and may be suspended for periods, amended or discontinued at any time. We are not obligated to repurchase a specified number or dollar value of shares. Share repurchases under the program will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. There can be no guarantee about the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our common stock, increase volatility, diminish our cash reserves, and even if fully implemented may not enhance long-term stockholder value.
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
We may identify weaknesses or deficiencies that we may be unable to remedy before the requisite deadlines on those reports. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data system and controls across the Company. We expect these systems and controls to involve greater expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

Global inflationary pressures and weakened global economic and political conditions may adversely affect our industry, business, operating results and financial condition.
For a variety of reasons, including geopolitical factors, the global economy in which we operate has faced, and may continue to face, heightened inflationary pressure, impacting the cost of doing business in both supply and labor markets. These inflationary pressures have been and could continue to be exacerbated by geopolitical turmoil and economic policy actions. With the U.S. federal government being our primary customer, we generate a substantial portion of our revenue through various fixed-price and multi-year government contracts. However, our approach to include modest price escalations in our bids for multi-year work may be insufficient to account and mitigate inflationary pressures, which may result in significant cost overruns on each contract.
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
In addition, the heightened geopolitical risks, stemming from the Administration's foreign policy, Middle East instability, and the Ukraine-Russia war, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our solutions and services, delay prospective customers' purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.
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
There are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. Climate-related events, including the increasing frequency of extreme weather events and their impact on U.S. critical infrastructure, have the potential to disrupt our business and the businesses of our suppliers, customers, and partners, and may cause us to experience additional costs to maintain or resume operations. In addition, current and emerging legal and regulatory requirements with respect to climate change may result in increased compliance requirements on our business, which could increase our capital expenditures, reduce our margins and adversely affect our financial position. Further, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients' involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
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
Our ISMS includes developing, implementing, and continually improving policies and procedures designed to safeguard information and ensure the availability of critical data and systems. These policies cover areas such as requiring secure coding practices and a secure development lifecycle process, monthly information security awareness training for all employees and enhanced training for specialized personnel, review and assessment by external, independent third parties, who certify and report on our weaknesses and internal response preparedness for the entire Company, and the performance of routine and risk-based vulnerability scanning of our network infrastructure as well as annual third-party penetration testing.
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

In addition to our active ISO/IEC 27001 certification, the Company assesses itself against the National Institute of Standards and Technology Special Publication 800-171 as required by the Defense Federal Acquisition Regulation Supplement. The Company has also achieved Cybersecurity Maturity Model Certification Level 2 ("CMMC L2"), reflecting an independent assessment against applicable DoW cybersecurity requirements. In accordance with our ISMS, we also actively monitor known threats that could affect our products and services and work with our suppliers to provide us with real-time reports of threats or vulnerabilities that may affect our enterprise-wide systems. Our program also includes a cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident, as well as a business continuity plan that is designed to provide a clear framework for how the Company can continue in the event of any significant disruption in an effort to ensure that we can offer the same level of security, support, and excellence to all our customers. In the normal course, our Security and GRC teams engage assessors, consultants, and other third parties to assist in various cyber-related matters. For example, to maintain our ISO certification, the Company utilizes an external third party to conduct yearly audits of its ISMS. Our Information Security organization also leverages third-party advisors, as appropriate, for various tasks, such as conducting annual third-party penetration testing.
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
In 2025, we did not experience a material information security breach incident or any penalties or settlements related to the same, and the expenses we have incurred from information security breach incidents were immaterial.
Management’s role and expertise in assessing and managing material cybersecurity risks
Our Information Security team, led by our CISO, is responsible for assessing and managing material cybersecurity risks. Certifications held by the Information Security team include CompTIA A+, Network+, Security+, CyberSecurity Analyst+ ("CYSA+"), Pentest+, Advanced Security Practitioner ("CASP"), EC-Council Certified Ethical Hacker ("CEH"), Certified Security Analyst ("ECSA"), Computer Hacking Forensic Investigator ("CHFI"), Associate Chief Information Security Officer ("ACCISO"), CMMC-AB Registered Practitioner ("RP"), ISC2 Certified Information Systems Security Professional ("CISSP"), Systems Security Certified Practitioner ("SSCP"), ISACA Certified Information Security Manager ("CISM"), PCAP – Certified Associate Python Programmer, & eLearnSecurity Junior Penetration Tester ("eJPT"). Our CISO’s background includes over 19 years of experience in IT and Information Security. His formal education includes a Master’s degree in Cybersecurity and Information Assurance and a Bachelor’s degree in Computer Forensics. Certifications held by the CISO include CompTIA A+, Network+, & Security+, Microsoft Technology Associate ("MTA"), CMMC-AB RP, ISO 27001 Certified Lead Implementer Professional, EC-Council CEH & CHFI, ISACA Certified Data Privacy Solutions Engineer ("CDPSE") & Certified Information Security Manager ("CISM"), ISC2 CISSP, and Offensive Security Certified Professional ("OSCP"). Our CISO reports to our Chief Information Technology Officer ("CITO"), who in turn reports to our Chief Executive Officer ("CEO"). Each of our CITO and our CEO have extensive experience in cybersecurity matters.
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
Board of Directors' oversight of cybersecurity risks
The Board of Directors has oversight responsibility with respect to risk management and reviews matters with management as part of management’s regular Board reporting. The Board of Directors has delegated responsibility for information security and cybersecurity risk oversight to the Audit Committee. In accordance with its charter, the Audit Committee discharges these responsibilities through various processes, including the option to use third-party advisers as and when it deems appropriate, and discusses with management the Company’s major policies with respect to risk assessment and risk management. The Audit Committee regularly reports the results of these discussions to the Board of Directors. As noted above, the CISO reports to the Audit Committee at each regular Audit Committee meeting on the status of cybersecurity risk assessment, identification and management, as well as reporting information security incidents as they occur, if material, and providing periodic briefings about our information security program, our internal response preparedness, and assessments led by outside advisors. The Chair of the Audit Committee, in turn, reports on these topics to the Board of Directors as and when deemed necessary and/or material. Overall, our Board contains two directors with work experience related to cybersecurity issues or oversight.

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
Item 3. Legal Proceedings
Information regarding legal proceedings may be found in Note 18 – Commitments, Contingencies and Subsequent Events to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Market under the symbol "TLS."
As of March 9, 2026, there were approximately 154 holders of record of Telos common stock, $0.001 par value. The number of shareholders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
For information regarding securities authorized for issuance under our stock-based compensation plan, see Note 11 – Stock-Based Compensation to the Consolidated Financial Statements contained in Item 8.
Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended December 31, 2025, that were not registered under the Securities Act and were not previously disclosed on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
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

Common Stock Purchase Activity During the Three Months Ended December 31, 2025
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
October 1, 2025 - October 31, 2025	—	$—	—	$31,076,558
November 1, 2025 - November 30, 2025	658,796	$5.81	658,796	$27,245,870
December 1, 2025 - December 31, 2025	377,261	$5.72	377,261	$25,088,723
Total	1,036,057	$5.78	1,036,057
(1) For the fourth quarter of 2025, the Company repurchased 1,036,057 shares of common stock under the program for an aggregate price of $6.0 million on the open market.
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
In this section, we discuss our financial condition, changes in financial condition and results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Overview
For an overview of our business, including our business segments and a discussion of the services and products we provide, see Item 1, "Business" in Part I and Note 16 – Segment Information of the notes to the consolidated financial statements contained within this 10-K.
As discussed under Item 1A, "Risk Factors," we derive a substantial portion of our revenues from contracts and subcontracts with the U.S. federal government. Our revenues are generated from a number of contract vehicle and task orders. The U.S. federal government has increasingly relied on contracts that are subject to a competitive bidding process (including BPA and IDIQ Task Orders, OTAs, and other GSA schedule solicitations), resulting in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process.
Over the past several years we have sought to diversify and improve our operating margins through the evolution of our business from an emphasis on product reselling to an advanced solutions technologies provider. Although we continue to offer resold products through our contract vehicles or our prime partners' contracts, we have focused on the transformation and growth of our software and service solutions offerings, as well as the design and delivery of our manufactured and branded technologies. We emphasize leveraging technology and innovation, specifically in cybersecurity, cloud, and identity solutions, to drive growth and ensure a secure and defendable network. We continue to invest in and develop in AI integration, enhancing automation and improving existing solutions to maintain a competitive edge.
We believe our contract portfolio reflects low to moderate financial risk due to the limited number of long-term fixed-price development contracts, thus minimizing the risk of cost overruns. Our firm-fixed-price activities consist primarily of contracts for products and services at established contract prices that are designed to be repeatable solution offerings. For 2025 and 2024, the Company's revenue derived from firm-fixed-price contracts was 73.3% and 75.3%, respectively; time-and-material contract revenue was 21.8% and 14.6%, respectively; and cost-plus contract revenue was 4.9% and 10.1%, respectively.
Business Environment
U.S. Federal Government Budget
In fiscal year ("FY") 2025, we generated approximately 91.0% of our revenues from the U.S. federal government, either as prime contractor or a subcontractor to other contractors engaged in work for the U.S. federal government, including 58.1% of our revenue from the DoW. Accordingly, our business performance is affected by the overall level of U.S. federal government spending and the alignment of our offerings and capabilities with current and future budget priorities of the U.S. federal government.
While we view the budget environment as constructive and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when (and if) in any particular government fiscal year appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, U.S. federal government agencies operate under a continuing resolution ("CR"), a temporary measure that allows the government to continue operations at prior year funding levels.

The FY2025 U.S. federal government appropriations, which ran through September 30, 2025, were determined by a full-year CR. While the Administration has submitted its FY2026 budget proposal outlining its priorities, partisan disagreements over federal spending levels, among other things, have stalled progress on the required appropriations bills. Recently, on February 3, 2026, Congress passed another full-year CR for FY2026 to end the partial government shutdown. This enacted bill provides full-year funding for several programs, including defense and national security, through September 30, 2026; and also extended homeland security funding through February 13, 2026. A partial government shutdown began on February 14, 2026 after the lawmakers and the White House failed to reach a deal on legislation to fund DHS through September 2026. The impasse affects agencies such as the Transportation Security Administration, the Federal Emergency Management Agency, U.S. Coast Guard, the Secret Service, U.S. Immigration and Custom Enforcement, and U.S. Customs and Border Protection.
Congress approved a FY2026 Defense Appropriations Bill that provides $838.7 billion in discretionary funding, including $838.5 billion in defense funding and $180 million in nondefense funding. This funding prioritizes restoring military strength, accelerating modernization, and supporting personnel through pay raises. This bill moves in parallel with the National Defense Authorization Act ("NDAA"), signed in December 2025, which authorizes up to approximately $900.6 billion for national defense.
The federal government's cybersecurity and IT spending priorities for fiscal years 2025 and 2026 present both significant opportunities and notable risks for our suite of security solutions. The FY2026 NDAA authorizes approximately $15.1 billion for DoW cyber activities, representing a 4.1% increase. The FY2026 NDAA emphasizes securing the defense industrial base, accelerating artificial intelligence ("AI") integration, and harmonizing cybersecurity requirements. This increase directly aligns with our core offerings in cyber risk management (e.g., Xacta).
Further, the FY2026 budget for AI reflects a massive strategic shift toward implementation and national dominance, particularly within the defense sector. FY26 is viewed as the year federal agencies move from experimenting with AI to adopting "agentic" AI. The FY26 budget request included a record-breaking $13.4 billion for AI and autonomy initiatives within the DoW, the largest single-year investment in the agency's history. Consistent with these initiatives, in October 2025, we launched Xacta.ai, which we believe will reduce cyber compliance timelines through AI-driven automation.
The federal government cybersecurity and AI-related initiatives continue to evolve and may be influenced by changes in Administration policy, legislative action and regulatory developments. These changes may affect funding allocations, procurement strategies and compliance expectations. While management continues to monitor the federal government's initiatives and seeks to align the Company's capabilities accordingly, there can be no assurance that the future government priorities will not impose new compliance obligations, or technological advancements that will require for additional investment or affect the Company's ability to compete for or perform under government contracts.
Other Economic and Regulatory Policies
Aside from the uncertainty in the budgetary environment, the Administration put in place a number of Executive Orders and actions that have affected, and could continue to affect, many businesses. The Administration continuously evaluates federal agencies and existing government contracts, grants, and programs for affordability, efficiency, and alignment with U.S. federal government priorities. Further, the Administration continues ever-changing actions that increase, invoke new and/or rescind tariffs on various goods imported from various countries. Changes in international trade policies, including higher tariffs on imported goods and materials, may increase the procurement costs of certain IT hardware we use internally, on our contracts, or sell to our customers.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to the Internal Revenue Code, with various provisions changing the U.S. federal income tax regulations and modifications to the Inflation Reduction Act of 2022. Further, the OBBBA significantly impacts the defense sector through substantial funding allocations and strategic investments, including specific investments in areas like AI, and provides the DoW with extended time, until 2029, to make strategic investments in the defense industrial base. Increased funding and improved tax treatment for research and development could boost targeted defense investments, scale commercial technologies for military use, and support related programs.
We continue to monitor and assess the risks and opportunities presented to us, in light of ongoing political tensions and heightened global instability that we expect to persist in the near term. Initiatives to reduce governmental spending, federal budget and debt ceiling action, and U.S. federal government policy positions, including trade policy, tax reform and/or changes to the U.S. federal government priorities, could materially impact federal spending broadly.

Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, gross profit, cash flow, and Adjusted EBITDA (a non-GAAP financial measure). We evaluate our results of operations by considering the drivers causing changes in these measures. We evaluate significant trends and fluctuations in our contract portfolio over time due to contract awards and completions, changes in customer requirements and changes in the volume of product and software sales.
Backlog
Backlog is also a useful measure in developing our annual budgeted revenue by estimating for the upcoming year our continuing business from existing customers and active contracts. We consider backlog, both funded and unfunded (as explained below), other expected annual renewals, and expansion planned by our current customers.
Total backlog consists of the aggregate contract revenues remaining to be earned by us at a given time over the life of our contracts, whether funded or unfunded. Funded backlog consists of the aggregate contract revenues remaining to be earned at a given time, which, in the case of U.S. federal government contracts, means that they have been funded by the procuring agency. Unfunded backlog is the difference between total backlog and funded backlog and includes potential revenues that may be earned if customers exercise delivery orders and/or renewal options to continue these contracts.
Based on historical experience, we generally assume option year renewals to be exercised. Most of our customers fund contracts on the basis of one year or less, and, as a result, funded backlog is generally expected to be earned within one year from any point in time, whereas unfunded backlog is expected to be earned over a longer period.

Table MD&A 1: Backlog by Segment
	As of December 31,
	2025	2024

	(in thousands)
Security Solutions
Funded	$66,480	$44,220
Unfunded	55,739	21,373
Total Security Solutions backlog	122,219	65,593
Secured Networks
Funded	2,317	6,977
Unfunded	1,537	3,919
Total Secure Networks backlog	3,854	10,896
Total
Funded	68,797	51,197
Unfunded	57,276	25,292
Total backlog	$126,073	$76,489
Increases in backlog is a result of the award of new contracts and the renewal or extension of existing contracts. Reductions in backlog arise from the completion, modification, de-obligation, or the early termination of contracts. See the relevant industry, legal and regulatory risks under Item 1A, "Risk Factors" of this 10-K. We believe that comparisons of backlog period-to-period are difficult. We also believe that it is difficult to predict future revenue solely based on analysis of backlog. The actual timing of revenue from projects included in backlog will vary.

Financial Highlights
Several key highlights of our financial performance in fiscal year 2025 are described below. More details are presented in our "Results of Operations" section below.
•Revenue increased 52.2% year-over-year due to 94.9% growth in Security Solutions, primarily due to the expansion of large programs in Telos ID.
•Gross margin expanded 523 basis points year-over-year.
•Operating expenses increased by $10.6 million, or 11.7%, year-over-year due to an $8.9 million increase in stock-based compensation, an $8.5 million increase in impairment loss and a $0.1 million increase in restructuring expenses. These increases were partially offset by a decrease of $6.9 million, or 11.1%, of the remaining operating expenses due to the restructuring efforts undertaken in the third quarter of 2024 and ongoing disciplined cost management.
•Cash flow from operations improved by $56.1 million year-over-year from a $25.9 million outflow to a $30.2 million inflow, or 18.3% of revenue due to improved revenue and profitability, as well as improved working capital management.
•We deployed $13.6 million to repurchase approximately 3.1 million shares of our common stock at an average share price of $4.38 per share.
Results of Operations
Consolidated Results

Table MD&A 2: Consolidated Financial Results Comparison
	For the Year Ended December 31,
	2025	2024	Dollar Change

	(dollars in thousands)
Revenue	$164,805	$108,272	$56,533
Cost of sales	103,788	73,843	29,945
Gross profit	61,017	34,429	26,588
Gross margin	37.0%	31.8%
Operating expenses	100,898	90,302	10,596
Operating expenses as percentage of revenue	61.2%	83.4%
Operating loss	(39,881)	(55,873)	15,992
Other income	3,225	4,023	(798)
Interest expense	(553)	(644)	91
Loss before income taxes	(37,209)	(52,494)	15,285
Benefit from (provision for) income taxes	663	(26)	689
Net loss	$(36,546)	$(52,520)	$15,974
Our business segments have different factors driving revenue fluctuations and profitability. A discussion of the changes in our net revenue and profitability is covered in greater detail under the section that follows: "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Operating Expenses: Operating expenses increased by $10.6 million or 11.7% in 2025, compared to 2024. A goodwill impairment of $14.9 million was recorded in the fourth quarter of 2025 associated with our Secure Networks reporting unit (see Note 6 - Goodwill for more information), whereas an impairment loss on intangible assets of $6.4 million was recorded in 2024.
Research and development ("R&D") expenses decreased by $1.4 million, or 16.4% in 2025, compared to 2024. This was due to a $2.2 million reduction in amortization costs from the discontinued development of selected solutions or parts of solutions associated with the restructuring plan in 2024. This reduction was partially offset by an increase of $1.4 million in stock-based compensation. R&D restructuring expenses were approximately flat year-over-year. The remaining R&D expenses decreased by $0.6 million due to the restructuring effort in 2024 and ongoing disciplined cost management
Selling, general and administrative ("SG&A") expenses increased by $3.4 million, or 4.6%, in 2025, compared to 2024, due to a $7.6 million increase in stock-based compensation costs and $0.1 million increase in restructuring expenses. SG&A depreciation and amortization expenses were approximately flat year-over-year. These increases were partially offset by a $4.2 million reduction in the remaining SG&A expenses due to the 2024 restructuring effort and ongoing disciplined cost management.

Other income: Other income decreased by 19.8% in 2025, compared to 2024, primarily due to the change in dividend income from money market placements, partially offset by the gain on fair value adjustment of an investment and the one-time tax refund recorded in the fourth quarter of 2025.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 3: Security Solutions Segment - Financial Results Comparison
	For the Year Ended December 31,
	2025	2024	Dollar Change

	(dollars in thousands)
Revenues	$149,600	$76,760	$72,840
Cost of sales (excluding impairment loss, depreciation and amortization)	83,868	37,352	46,516
Impairment loss on intangible assets	—	5,333	(5,333)
Depreciation and amortization	8,173	6,396	1,777
Total cost of sales	92,041	49,081	42,960
Gross profit	$57,559	$27,679	$29,880
Gross margin	38.5%	36.1%
Security Solutions segment revenue increased by 94.9% in 2025, compared to 2024, primarily due to the expansion of multiple large programs in Telos ID.
Security Solutions segment gross profit increased by 108.0% in 2025, compared to 2024, primarily due to higher segment revenue and higher segment gross margin.
Security Solutions segment gross margin increased from 36.1% in 2024 to 38.5% in 2025, primarily due to the impairment loss on intangible assets in 2024 and the lower impact of depreciation and amortization expense on higher revenue. As expected, segment gross margin, excluding the impact of depreciation and amortization, stock-based compensation, restructuring expenses, and impairment on intangible assets, is down year-over-year due to revenue mix and higher non-cash infrastructure costs.

Table MD&A 4: Secure Networks Segment - Financial Results Comparison
	For the Year Ended December 31,
	2025	2024	Dollar Change

	(dollars in thousands)
Revenues	$15,205	$31,512	$(16,307)
Cost of sales (excluding impairment loss, depreciation and amortization)	11,740	24,754	(13,014)
Depreciation and amortization	7	8	(1)
Total cost of sales	11,747	24,762	(13,015)
Gross profit	$3,458	$6,750	$(3,292)
Gross margin	22.7%	21.4%
Secure Networks segment revenue decreased by 51.7% in 2025, compared to 2024, primarily due to the ramp down of several programs within the portfolio without corresponding new business wins to backfill completed programs.
Secure Networks segment gross profit decreased by 48.8% in 2025, compared to 2024, due to lower segment revenues.
By contrast, the Secure Networks segment gross margin increased from 21.4% in 2024 to 22.7% in 2025, primarily due to program mix. Segment gross margin, excluding the impact of depreciation and amortization, stock-based compensation, and restructuring expenses, is also up year-over-year due to revenue mix.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures of EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin are useful in evaluating our operating and cash flow performance. We believe that this non-GAAP financial information, when taken collectively with our GAAP results, may be helpful to readers of our financial statements because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each of these non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP.
EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin are supplemental measures of operating and cash flow performance that are not made under GAAP and do not represent, and should not be considered as an alternative to net (loss) income, as determined by GAAP. We define EBITDA as net (loss) income, adjusted for non-operating (income) expense, interest expense, provision for (benefit from) income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for stock-based compensation expense, impairment loss on goodwill and intangible assets, and restructuring expenses (adjustments). We define EBITDA Margin, as EBITDA as a percentage of total revenue. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue.
We believe that EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin provide the Board of Directors, management and investors with a clear representation of the Company’s core operating performance and trends, provide greater visibility into the long-term financial performance of the Company, and eliminate the impact of items that do not relate to the ongoing operating performance of the business. Further, Adjusted EBITDA is used by the Board of Directors and management to prepare and approve the Company’s annual budget, and to evaluate the performance of certain management personnel when determining incentive compensation.

Table MD&A 5: Reconciliation of Net Loss to EBITDA and Adjusted EBITDA; Net Loss Margin to EBITDA Margin and Adjusted EBITDA Margin
	For the Year Ended December 31,
	2025		2024
	Amount	Margin	Amount	Margin

	(dollars in thousands)
Net loss	$(36,546)	(22.2)%	$(52,520)	(48.5)%
Other income	(3,225)	(2.0)%	(4,023)	(3.7)%
Interest expense	553	0.3%	644	0.6%
(Benefit from) provision for income taxes	(663)	(0.3)%	26	—%
Depreciation and amortization	11,451	6.9%	11,867	11.0%
EBITDA (Non-GAAP)	(28,430)	(17.3)%	(44,006)	(40.6)%
Stock-based compensation expense (1)	30,150	18.3%	21,411	19.8%
Goodwill impairment	14,916	9.1%	—	—%
Impairment loss on intangible assets	—	—%	11,706	10.8%
Restructuring expenses (2)	1,501	0.9%	1,270	1.1%
Adjusted EBITDA (Non-GAAP)	$18,137	11.0%	$(9,619)	(8.9)%
(1) The stock-based compensation expense to EBITDA is made up of stock-based compensation expense for the awarded RSUs, PSUs, and stock options, and other sources. Stock-based compensation expense for the awarded RSUs, PSUs and stock options was $24.0 million and $19.4 million for fiscal years 2025 and 2024, respectively. Stock-based compensation expense from other sources was $6.1 million and $2.1 million for fiscal years 2025 and 2024, respectively. The other sources of stock-based compensation consist of accrued compensation, which the Company intends to settle in shares of the Company's common stock. However, the Company has the discretion to determine whether this compensation will ultimately be paid in stock or cash up until the date at which it is paid. Any change to the expected payment form would result in out-of-quarter adjustments to this add back to Adjusted EBITDA.
(2) The restructuring expenses include severance and other related benefit costs, and other non-cash restructuring costs related to implementing the restructuring plan.

EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin each has limitations as an analytical tool, and they should not be considered in isolation, or as a substitute for analysis of results as reported under GAAP. Among other limitations, each of EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, does not reflect the impact of certain cash and non-cash charges resulting from matters considered not to be indicative of ongoing operations, and does not reflect income tax expense or benefit. Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, which limits its usefulness as a comparative measure. Because of these limitations, neither EBITDA, Adjusted EBITDA, EBITDA Margin, nor Adjusted EBITDA Margin should be considered as a replacement for net (loss) income as determined by GAAP, or as a measure of profitability. Telos compensates for these limitations by relying primarily on the Company’s GAAP results and using non-GAAP measures only for supplemental purposes.
We believe these non-GAAP financial measures facilitate the comparison of the Company’s operating and cash performance on a consistent basis between periods by excluding certain items that may, or could, have a disproportionately positive or negative impact on the Company’s results of operations in any particular period. When viewed in combination with our results prepared in accordance with GAAP, these non-GAAP financial measures help provide a broader picture of factors and trends affecting the Company’s results of operations.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, future operating cash flows, and, if needed, borrowings under our $15.0 million senior secured revolving credit facility, with an expansion feature of up to $15.0 million of additional revolver capacity, maturing on December 30, 2026. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity.
As of December 31, 2025, we had cash and cash equivalents of $53.2 million and our working capital was $57.6 million.
We place a strong emphasis on liquidity management. This focus gives us the flexibility for capital deployment while preserving a strong balance sheet to position us for future opportunities. We believe we have adequate funds on hand to execute our financial and operating strategy. Our overall financial position and liquidity are strong. Although no assurances can be given, we believe the available cash balances are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Table MD&A 6: Cash Flows Information
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$30,182	$(25,938)
Net cash used in investing activities	(8,915)	(16,757)
Net cash used in financing activities	(22,664)	(1,984)
Net change in cash, cash equivalents, and restricted cash	$(1,397)	$(44,679)
For the year ended December 31, 2025, net cash provided by operating activities was $30.2 million, compared with net cash used in operating activities of $25.9 million in 2024, an increase of $56.1 million compared year over year. The change in cash flow from operating activities is attributable to the favorable changes in working capital, primarily driven by timing of receipts from customer and the timing of payments to vendors, coupled with higher cash earnings (i.e., net loss, excluding non-cash items that do not impact cash flows from operating activities).
Net cash used in investing activities for the year ended December 31, 2025, decreased by $7.8 million in cash outflow compared to the same period in 2024, primarily due to the cash outflow from the purchase of an investment of $3.0 million in 2024, with no similar transaction in 2025, coupled by a decrease of $4.8 million in capital expenditures in 2025.
For the year ended December 31, 2025, net cash used in financing activities was $22.7 million, compared to $2.0 million in 2024. This is primarily attributable to the repurchases of common stock for $13.6 million in 2025 under the share repurchase program, with no similar activity in 2024, and an increase in payments of tax withholding related to the net share settlement of equity awards of $7.3 million in 2025, compared with $0.5 million in 2024.

Commitments from Contractual Obligations
The Company does not have any other material cash requirements from contractual obligations. As of December 31, 2025, we had contractual commitments to make payments under existing lease obligations on various office space and equipment under non-cancelable operating and finance leases, and an obligation under a service agreement. We reported current and long-term lease liabilities; see Note 12 - Leases in the consolidated financial statements within this 10-K.

Table MD&A 7: Contractual Obligations
	Total	Due within one year

	(in thousands)
Finance lease obligations (1)	$8,344	2,372
Operating lease obligations (1) (2)	472	280
Service agreement obligation	10,000	6,250
Total contract obligations	$18,816	$8,902

(1) Includes interest expense.	$728	$359
(2) Amount includes operating lease right-of-use obligations and short-term leases with terms of 12 months or less. We have various lease agreements pursuant to ASC 842, "Leases" that require us to record the present value of the minimum lease payments for such lease properties.

There were no outstanding commitments that were considered material for capital expenditures on December 31, 2025.
From time to time, we may be subject to various audits, reviews, investigations, lawsuits and claims related to our business. See Note 18 - Commitments, Contingencies and Subsequent Events to the consolidated financial statements within this 10-K for further discussion of other commitments and contingencies.
Revolving Credit Facility
On December 30, 2022, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. ("Credit Agreement") that provided for a $30.0 million senior secured revolving credit facility, with the option of issuing letters of credits thereunder and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity, with a maturity date on December 30, 2025. On April 12, 2023, we amended our Credit Agreement and revised certain provisions on the terms of the covered collateral. On December 30, 2025, we amended our Credit Agreement to extend the maturity date to December 30, 2026. The amendment also modifies the revolving commitment to $15.0 million, with an expansion feature of up to $15.0 million of additional credit capacity. See Note 9 - Revolving Credit Facility to the consolidated financial statements contained within this 10-K for additional information.
The Credit Agreement contains customary terms and conditions, including certain covenant requirements. As of December 31, 2025, there were no outstanding balances under the revolving credit facility and we were in compliance with all covenants contained in the Credit Agreement.
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
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements in fiscal year 2025 are described below. This is not intended to be a comprehensive list of all significant accounting policies that are more fully described in the notes to consolidated financial statements contained within this report.

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
For contracts where revenue is recognized over time, we recognize revenue based on progress towards completion of the performance obligation, using costs incurred to date relative to the total estimated cost at completion to measure progress on a proportional performance basis for our contracts. Due to the nature of the work required to be performed on certain contracts, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Contract estimates are based on various assumptions, including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. No revenue adjustment was recorded during the year ended December 31, 2025, while we recorded an immaterial catch-up revenue adjustment during the year ended December 31, 2024, as a result of the changes in contract estimates.
Goodwill and Other Long-Lived Assets
We evaluate the impairment of goodwill and other long-lived assets in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles – Goodwill and Other." Goodwill is not amortized, but is subject to impairment testing on an annual basis, as of December 31 each year, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level. As of December 31, 2025 and 2024, goodwill represented 2.1% and 11.3% of our total assets, respectively.
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
Determining the fair value of a reporting unit requires management's judgment and involves the use of significant estimates and assumptions, including forecasted revenue, operating margins, capital expenditures, and selection and use of an appropriate discount rate commensurate with the risk inherent in each of our reporting units' current business models. We utilize the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. Our estimate of cash flows and discount rate are subject to change due to the economic environment and that may cause a change in the results of the impairment assessment in future periods that could result in goodwill impairment.
In the fourth quarter of 2025, the result of the quantitative assessment of our Secure Networks reporting unit concluded that the estimated carrying value of Secure Networks exceeded its fair value, driven by the continued contraction of Secure Networks' backlog in 2025. Accordingly, we recognized a goodwill impairment charge of $14.9 million in the fourth quarter of 2025.
In fiscal year 2024, we performed a qualitative assessment of our reporting units and determined that it is more likely than not that the estimated fair value of the reporting units exceeds their carrying value and thus, we did not proceed to the quantitative impairment test.

Due to the nature of our business and other factors described in Item 1A, "Risk Factors" of this 10-K, the profitability of our individual reporting units may periodically be affected by downturns in customer demand, operational challenges, and other factors. If material adverse conditions occur that impact one or all of our reporting units, our determination of future fair value might not support the carrying amount of our reporting units, and the related goodwill may be impaired. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.
We amortize intangible assets over their respective estimated useful lives, and review them for impairment whenever events or changes in business circumstances indicate the carrying value may not be recoverable.
We evaluated our intangible assets for potential impairment and no impairment was identified for the year ended December 31, 2025. An impairment charge of $11.7 million was recorded in the consolidated statements of operations for the year ended December 31, 2024.
For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and intangible assets, see Note 2 - Summary of Significant Accounting Policies on Goodwill and Intangible Assets, Note 6 - Goodwill, Net and Note 7 - Intangible Assets, Net to the consolidated financial statements contained within this 10-K.
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
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies of the consolidated financial statements contained within this 10-K for a discussion of recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of financial risks, such as interest rate risk, foreign currency translation risk, and counterparty risk, which can affect our operations and profitability.
Our cash and cash equivalents include highly liquid investments that have a maturity of three months or less at the date of purchase, and would not be significantly affected by increases or decreases in interest rates, mainly due to the short-term nature of these instruments. The majority of our business is transacted in U.S. dollars, and the impact of the foreign currency fluctuation as we report for our foreign subsidiary upon translation of its financials into U.S. dollars was insignificant. Further, we do not enter into financial instruments for trading or hedging purposes.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Telos Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Telos Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 3 to the consolidated financial statements, the Company’s total revenue was $164.8 million for the year ended December 31, 2025. Revenue is recognized under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost-plus fixed fee contract types. Revenue is recognized using a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including costs incurred, labor hours expended, and, for firm-fixed price stand ready obligations, time-elapsed measures. The majority of revenue is recognized over time, as control is transferred continuously to customers who receive and consume the services performed by the Company. For performance obligations in which control does not continuously transfer to the customer, the Company recognizes revenue at the point in time in which the customer obtains control of the transferred product or service.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing a sample of revenue recognized by obtaining and inspecting source documents, such as invoices, customer purchase orders, customer sales agreements, cost support, shipping documents, evidence of performance, customer acceptance support, and payment receipts from customers and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, customer purchase orders, customer sales agreements, shipping documents, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
March 16, 2026
We have served as the Company's auditor since 2022.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024

	(in thousands, except per share amounts)
Revenue – services	$136,544	$103,581
Revenue – products	28,261	4,691
Total revenue	164,805	108,272
Cost of sales – services (excluding impairment loss, depreciation and amortization)	74,791	59,271
Cost of sales – products (excluding impairment loss, depreciation and amortization)	20,817	2,835
Impairment loss on intangible assets	—	5,333
Depreciation and amortization	8,180	6,404
Total cost of sales	103,788	73,843
Gross profit	61,017	34,429
Operating expenses:
Research and development expenses	7,057	8,442
Selling, general and administrative expenses	78,925	75,487
Goodwill impairment	14,916	—
Impairment loss on intangible assets	—	6,373
Total operating expenses	100,898	90,302
Operating loss	(39,881)	(55,873)
Other income	3,225	4,023
Interest expense	(553)	(644)
Loss before income taxes	(37,209)	(52,494)
Benefit from (provision for) income taxes	663	(26)
Net loss	$(36,546)	$(52,520)

Net loss per share:
Basic	$(0.50)	$(0.73)
Diluted	$(0.50)	$(0.73)

Weighted-average shares outstanding:
Basic	72,878	71,850
Diluted	72,878	71,850
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2025	2024

	(in thousands)
Net loss	$(36,546)	$(52,520)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	(8)
Actuarial gain (loss) on pension liability adjustment	35	(61)
Other comprehensive income (loss)	33	(69)
Comprehensive loss	$(36,513)	$(52,589)
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$53,180	$54,578
Accounts receivable, net	17,000	19,172
Prepaid expenses	10,565	15,092
Deferred program expenses	10,006	—
Other current assets	3,662	2,576
Total current assets	94,413	91,418
Property and equipment, net	3,071	4,283
Finance lease right-of-use assets, net	4,170	5,391
Operating lease right-of-use assets	410	622
Goodwill	3,006	17,922
Intangible assets, net	30,281	30,410
Other assets	4,513	8,189
Total assets	$139,864	$158,235
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable	$4,087	$1,153
Accrued liabilities	6,900	4,449
Accrued compensation and benefits	12,309	7,608
Contract liabilities – current portion	11,223	6,838
Finance lease obligations – current portion	2,033	1,877
Operating lease obligations – current portion	232	210
Total current liabilities	36,784	22,135
Contract liabilities – non-current portion	1,124	—
Finance lease obligations – non-current portion	5,608	7,641
Operating lease obligations – non-current portion	186	418
Deferred income taxes	53	813
Other liabilities	159	91
Total liabilities	43,914	31,098
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 72,773,272 shares and 72,514,652 shares issued and outstanding as of December 31, 2025 and 2024, respectively	111	111
Additional paid-in capital	459,828	454,502
Accumulated other comprehensive loss	(96)	(129)
Accumulated deficit	(363,893)	(327,347)
Total stockholders' equity	95,950	127,137
Total liabilities and stockholders' equity	$139,864	$158,235
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024

	(in thousands)
Cash flows from operating activities:
Net loss	$(36,546)	$(52,520)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	30,150	21,411
Depreciation and amortization	11,451	11,867
Goodwill impairment	14,916	—
Provision for (recovery from) doubtful accounts, net	2	(20)
Benefit from deferred income taxes	(760)	—
Loss (gain) on disposal of fixed assets	15	(9)
Unrealized gain on fair value adjustment of investment	(750)	—
Amortization of debt issuance costs	70	70
Provision for inventory obsolescence	418	108
Impairment loss on intangible assets	—	11,706
Changes in other operating assets and liabilities:
Accounts receivable	2,170	11,272
Prepaid expenses, deferred program expenses, other current assets and other assets	(472)	(11,926)
Accounts payable	2,724	(7,121)
Accrued compensation and benefits	650	(7,395)
Contract liabilities	5,510	110
Accrued liabilities and other liabilities	634	(3,491)
Net cash provided by (used in) operating activities	30,182	(25,938)
Cash flows from investing activities:
Capitalized software development costs	(8,176)	(11,505)
Purchases of property and equipment, net	(739)	(2,252)
Purchase of investment	—	(3,000)
Net cash used in investing activities	(8,915)	(16,757)
Cash flows from financing activities:
Payments under finance lease obligations	(1,877)	(1,730)
Payment of tax withholding related to net share settlement of equity awards	(7,254)	(457)
Proceeds from exercise of stock options	108	203
Repurchase of common stock	(13,627)	—
Payments for debt issuance costs	(14)	—
Net cash used in financing activities	(22,664)	(1,984)
Net change in cash, cash equivalents, and restricted cash	(1,397)	(44,679)
Cash, cash equivalents and restricted cash, beginning of period	54,717	99,396
Cash, cash equivalents and restricted cash, end of period	$53,320	$54,717
See accompanying notes to consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid–in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

	(in thousands)
Balance December 31, 2023	70,240	$109	$433,781	$(60)	$(274,827)	$159,003
Net loss		—	—	—	(52,520)	(52,520)
Foreign currency translation loss	—	—	—	(8)	—	(8)
Actuarial loss on pension liability adjustment	—	—	—	(61)	—	(61)
Stock-based compensation	—	—	19,359	—	—	19,359
Restricted stock unit award vested, net of shares withheld to cover tax withholding	1,792	2	(459)	—	—	(457)
Issuance of common stock upon exercise of stock options	113	—	203	—	—	203
Issuance of common stock for 401K match	370	—	1,618	—	—	1,618
Balance December 31, 2024	72,515	111	454,502	(129)	(327,347)	127,137
Net loss	—	—	—	—	(36,546)	(36,546)
Foreign currency translation loss	—	—	—	(2)	—	(2)
Actuarial gain on pension liability adjustment	—	—	—	35	—	35
Stock-based compensation	—	—	24,036	—	—	24,036
Restricted stock unit award vested, net of shares withheld to cover tax withholding	2,578	2	(7,256)	—	—	(7,254)
Issuance of common stock upon exercise of stock options	60	—	108	—	—	108
Repurchase of common stock	(3,108)	(3)	(13,624)	—	—	(13,627)
Issuance of common stock for 401K match	728	1	2,062	—	—	2,063
Balance December 31, 2025	72,773	$111	$459,828	$(96)	$(363,893)	$95,950

See accompanying notes to consolidated financial statements.

TELOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Telos Corporation, together with its subsidiaries (collectively, the "Company," "we," "our," or "Telos"), a Maryland corporation, is a leading provider of cyber, cloud and enterprise security solutions for the world's most security-conscious organizations. We own all of the issued and outstanding shares of Xacta Corporation and ubIQuity.com, inc. (a holding company for Xacta Corporation), and Teloworks, Inc. ("Teloworks"), and 100% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID").
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principle of Consolidation
The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries (see Note 1 – Organization), all of whose issued and outstanding share capital is wholly owned directly and indirectly by the Telos Corporation. All intercompany transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
Basis of Comparison
Certain prior-period amounts have been reclassified to the current period presentation. In the current year, we reclassified "Accrued liabilities" as a separate line item on the consolidated balance sheets from "Accounts payable" and "Other current liabilities". In addition, we reclassified "Inventories, net," and presented them as part of "Other current assets" on the consolidated balance sheets.
Use of Estimates
The preparation of these consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual results could differ from those estimates. We base our estimates on historical experience, currently available information, and various other assumptions that we believe are reasonable under the circumstances.
Management evaluates these estimates and assumptions on an ongoing basis, including, but not limited to, those relating to revenue recognition on cost estimation on certain contracts, allowance for credit losses, inventory obsolescence, income taxes including valuation allowance, certain assumptions related to stock-based compensation, fair value measurements, valuation and impairment of intangible assets and goodwill, useful lives and realizability of long-lived assets, restructuring expense accruals and contingencies. Actual results could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.
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
The Company's receivables are primarily due from the U.S. federal government, or from prime contractors to whom we are subcontractors and the end customer is the U.S. federal government, and are generally considered collectable from the perspective of the customer's ability to pay. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of our customers. We maintain an allowance for estimated potential credit losses.

Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted cash represents funds that are held in our money market account but precluded from use of general business needs through contractual requirements. We report our restricted cash balance within "Other assets" on the consolidated balance sheets, see Note 8 – Other Balance Sheet Components.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, where cost is determined using the weighted-average method. The value of inventory is adjusted for damaged, obsolete, excess and slowing-moving inventory. Net realizable value of inventory is estimated based on the historical obsolescence experience and planned usage. If events or changes in circumstances indicate that the use of the inventories have diminished through obsolescence, damage, deterioration or other causes, a loss is recognized in the period in which it occurs.
Inventories are substantially comprised of finished goods purchased for customers, such as off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.
Deferred Program Expenses
Deferred program expenses include direct contract costs identifiable with or allocable to a specific contract. These costs are capitalized as deferred program expenses when the costs are expected to be recovered over a period of time. These costs are amortized using the straight-line method over the expected contract period of performance or recognized upon delivery of the performance obligation. If the contract period of performance is beyond twelve months, we classify the cost as long-term and is included within "Other assets" on the consolidated balance sheets.

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
No business combinations occurred during the years ended December 31, 2025, and 2024.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment has been provided over the estimated useful lives of the respective assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their useful life or the remaining terms of the lease. Repairs and maintenance costs are expensed as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.
Upon sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2025, and 2024, such amounts are negligible.
Goodwill
Goodwill is recorded for the difference between the aggregate consideration paid for an acquisition and the fair value of net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for potential impairment at the reporting unit level on an annual basis, and more frequently if events or circumstances indicate that the carrying value of the reporting unit may not be recoverable, in accordance with ASC 350. Our policy is to perform our annual goodwill impairment evaluation as of December 31 each year. During fiscal year 2025, and 2024, we have two reporting units, respectively, for the purpose of testing goodwill for impairment.
Goodwill is evaluated for impairment either under a qualitative assessment option or a quantitative approach, which depends on the facts and circumstances of a reporting unit. We may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an impairment indicator exists based on the qualitative assessment, we perform the quantitative goodwill impairment test. When performing a quantitative impairment test, we calculate the estimated fair value of the reporting unit and compare the results with its respective carrying value, including goodwill. If the estimated fair value is determined to be less than the carrying value, we recognize an impairment loss equal to the difference between the reporting unit's fair value and the reporting unit's carrying value, up to the amount of goodwill associated with the reporting unit.
The evaluation is based on the estimation of the fair values at the reporting unit level in comparison to the reporting unit's net asset-carrying values. The Company uses industry-accepted valuation models and set criteria that are reviewed and approved by management. We used the income approach (i.e., discounted cash flow ("DCF") method) to determine the estimated fair value.
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
The Company's goodwill is amortized and deducted over a 15-year period for tax purposes. See Note 6 – Goodwill for additional information.

Intangible Assets
Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives, which is generally over periods ranging from two to eight years.
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
Capitalized software development costs are amortized on a straight-line basis over the remaining estimated economic life of the software, ranging from two to five years, beginning when the asset is ready for its intended use. If the estimate of useful economic life is changed, the remaining carrying amount of the asset is amortized prospectively over the revised remaining economic life.
ASC 350-40 also requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. In accordance with ASC 350-40, (i) capitalized implementation costs are classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement, (ii) amortization of capitalized implementation costs is presented in the same income statement line item as the service fees for the related hosting arrangement, and (iii) cash flows related to capitalized implementation costs are presented within the same category of cash flow activity as the cash flow for the related hosting arrangements (i.e. operating activity). As of December 31, 2025, and 2024, the net carrying value of the capitalized implementation costs related to hosting arrangements that were incurred during the application development stage aggregated to $0.1 million and $0.2 million, respectively. These costs are related primarily to the implementation of a new enterprise resource planning system. The Company begins amortizing the capitalized implementation costs after all substantial testing is complete and ready for its intended use, and amortized over the expected term of the arrangement on a straight-line basis.
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
ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. ROU assets are assessed for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and the carrying amount of the assets exceeds its estimated fair value.
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
Except for the fair value of investment, the fair value of certain non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, approximates the carrying value due to the short-term nature of these instruments. See Note 8 – Other Balance Sheet Components for further details on investment.
Accrued Liabilities
Accrued liabilities represents incurred expenses but not yet invoiced or paid by the Company. These include, but not limited to, accruals related to projects, fees, taxes, employee benefits, restructuring expenses, and other services.
Research and Development
Research and development expenses consist primarily of employee-related expenses (such as salaries, taxes, benefits and stock-based compensation), allocated overhead costs and outside services costs related to the development and improvement of the Company's software. Research and development costs are generally expensed as incurred, except for costs incurred in connection with the development of software that qualify for capitalization as described in our software development costs policy. Amortization of capitalized software development costs, not charged under cost of sales, is also reported as part of research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include general and administrative expenses, as well as direct and indirect sales and marketing expenses. These costs consist primarily of compensation and benefits (including incentive-based compensation), advertising, facilities, and certain types of depreciation and amortization.
Advertising Costs
Advertising costs are expensed and included in selling, general and administrative expenses when incurred. Advertising expenses were $0.5 million and $0.7 million for the years ended December 31, 2025, and 2024, respectively.

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
On July 4, 2025, the OBBBA was enacted into law, including significant amendments to the Internal Revenue Code. The OBBBA imposes various changes to U.S. federal income tax regulations, such as restoring bonus depreciation, and removing the requirement to capitalize and amortize domestic research and development expenditures. The OBBBA also included certain modifications to the Inflation Reduction Act of 2022, including the repeal or acceleration of the sunsetting of certain tax credits and the elimination of certain penalties for violations of certain regulatory credit programs. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The enactment of these provisions did not have a material impact on our audited consolidated financial statements.
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
The Company has granted stock options, restricted stock units with time-based vesting ("RSUs"), and restricted stock units with performance-based vesting ("PSUs"). Awards granted under the 2016 LTIP vest over the periods determined by the Board of Directors or the Compensation Committee of the Board of Directors, which has the discretion to establish the terms, conditions and criteria of the various awards.
•RSUs vest in installments over a period of up to three years from the date of grant. The grant date fair value per share is equal to the closing stock price on the date of grant.
•PSUs vest upon the achievement of a defined performance target, or market conditions for the Company's common stock, or certain operational milestones over a prescribed period. The fair value per share of these PSUs is equal to the closing stock price on the date of the grant, or the fair value of the award on the grant date as determined through an independent valuation for PSUs with market conditions. For the Company's stock-based compensation awards subject to market conditions, the grant date fair value per share is based on a Monte Carlo simulation method.
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

The stock-based compensation expense for an award is recognized ratably over the requisite service period, which is generally the vesting period during which an employee is required to provide service in exchange for an award. Stock-based compensation expense for awards with performance conditions is estimated at each reporting date using management's expectation of the probable achievement of the specified performance targets and recognized over the requisite service period for each tranche on a graded-vesting basis. If such performance conditions are not or are no longer considered probable, no compensation expense for these awards is recognized, and any previously recognized expense is reversed. If the performance condition is achieved prior to the completion of the requisite service period, any unrecognized compensation expense will be recognized in the period the performance condition is achieved. Compensation expense for PSUs with market conditions is recognized based on the grant date fair value calculated over the derived service period as determined through the Monte Carlo simulation model, or sooner if the market condition is achieved. Previously recognized expense for awards with market conditions will never be reversed subsequent to completion of the derived service period even if the market conditions are never achieved. We recognize forfeitures of stock-based compensation awards as they occur. Stock-based compensation expense is recognized as part of the cost of sales and operating expenses in our consolidated statements of operations.
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
Other Comprehensive (Loss) Income
For one of our wholly-owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rate during the periods presented. Translation gains and losses are included in stockholders' equity as a component of accumulated other comprehensive (loss) income.
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
2022 Restructuring Plan
In the fourth quarter of 2022, the Company committed to a restructuring plan to streamline its workforce and spending to better align its cost structure with its volume of business ("2022 restructuring"). The 2022 restructuring plan reduced the Company's workforce, with a majority of the affected employees separating from the business in early 2023. The actions under the 2022 restructuring plan were substantially completed in fiscal year 2023, and were fully paid in the third quarter of 2024. Total restructuring expenses incurred under the 2022 restructuring plan were $3.9 million.
2024 Restructuring Plan
In the third quarter of 2024, the Company undertook another restructuring action in an effort to optimize its strategic priorities and cost structure ("2024 restructuring"). As part of the 2024 restructuring plan, the Company decided to discontinue the development and/or sale of selected solutions or parts of solutions, which resulted in the impairment of capitalized software assets and a reduction in workforce. The cumulative amount of incurred severance and benefit costs related to the 2024 restructuring plan was $1.3 million, of which $0.2 million was allocated to the Security Solutions segment and $0.1 million was allocated to the Secure Networks segment. The 2024 restructuring actions were substantially completed in fiscal year 2024, and were fully paid in early fiscal year 2025.

In addition, as a result of the Company's decision to abandon the development or sale of selected solutions in the third quarter of 2024, the Company wrote off $6.4 million of its previously capitalized software assets. This was reported as an impairment loss on intangible assets under operating expenses on the consolidated statement of operations.
2025 Restructuring Plan
In the fourth quarter of 2025, the Company committed to another restructuring plan as part of its efforts to streamline operations and to align people, roles and projects to our strategic priorities ("2025 restructuring"). The 2025 restructuring plan resulted in a workforce reduction and certain inventory write-offs. During the year-ended December 31, 2025, the Company recorded approximately $1.5 million of restructuring related charges, the majority of which relates to employee severance and benefit charges. Of this amount, $0.4 million was allocated to the Security Solutions segment and $0.1 million was allocated to the Secure Networks segment.

Table 2.1: Summary of Restructuring Expenses and Impairment Loss
	Statements of Operations	For the Year Ended December 31,
		2025	2024

		(in thousands)
Severance and related benefit costs	Cost of sales	$444	$341
Other related costs (1)	Cost of sales	50	—
Severance and related benefit costs	R&D, SG&A	1,007	929
Total restructuring expenses		1,501	1,270
Impairment of intangible assets (2)	Impairment loss on intangible assets	—	6,373
Total restructuring expenses and impairment loss		$1,501	$7,643
(1) Other related costs consist of a non-cash inventory write-off related to the implementation of the 2025 restructuring plan.
(2) The recoverability evaluation of intangible assets in 2024 resulted in an $11.7 million impairment loss, of which $5.3 million was recorded under cost of sales for the discontinued parts of certain solutions, and $6.4 million was recorded under operating expenses as a result of the restructuring plan (see Note 7 - Intangible Assets, Net).
At each reporting date, the Company evaluates its restructuring expense accrual to determine if the liabilities reported are still appropriate. Any changes in the estimated costs of executing the approved restructuring plan are reflected in the Company's consolidated statements of operations.

Table 2.2: Summary of Changes in Restructuring Expenses Accrual
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Severance and related benefit costs (1):
Balance at beginning of year	$37	$400
Expenses, excluding non-cash costs	1,451	1,270
Cash payments	(37)	(1,633)
Balance at end of year	$1,451	$37
(1) Restructuring expenses accrual is reported as part of "Accrued liabilities" in the Company's consolidated balance sheets, see Note 8 - Other Balance Sheet Components for further details.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosure," which requires public entities, on an annual basis, (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/(loss) by the applicable statutory income tax rate). This ASU was effective, for public entities, for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the enhanced income taxes disclosure requirement in December 2025, on a retrospective basis (see Note 14 – Income Taxes). The adoption of this standard only affected our disclosures, with no impact on our consolidated financial statements.
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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets.” This standard provides simplified guidance on measuring credit losses for accounts receivable and contract assets. The update introduces a practical expedient and an accounting policy election to ease the process. All entities can elect the practical expedient to assume that the current economic conditions at the balance sheet date will remain constant through the life of the current receivables and contract assets. Entities that elect the practical expedient and the accounting policy election should apply the amendments in this ASU prospectively. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting of Internal-Use Software." This standard provides a simplified, consistent way to track expenses related to software developed for internal use. The amendments in this standard removed all references to project stages; instead, a company can capitalize software costs once both conditions are met: the entity's management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used as intended. The amendments will be effective for annual reporting periods, including interim periods within those years, beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which was intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Public entities are required to adopt the guidance for interim reporting periods within annual reporting period beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, "Codification Improvement." This ASU includes a number of improvements that span a wide range of topics, which includes amendments on the following provisions, among other things, (1) clarify diluted EPS calculation when a loss from continuing operation exists; (2) revising the calculation of the reference amount for beneficial interests to prevent double counting credit losses; (3) clarify the permissible methods to account for treasury stock retirements; and (4) clarify the guidance for transfers of receivables from contracts with customers. The standard will be effective for annual reporting periods beginning after December 31, 2026, and interim reporting periods within those annual reporting periods, which early adoption permitted. We are currently assessing the impact of adopting this ASU on our consolidated financial statements.
From time to time, new accounting standards are issued by the FASB or other standard-setting bodies and are adopted by the Company as of the specified accounting date. Unless otherwise discussed, the Company believes that issued standards not yet effective will not have a material effect on the Company's consolidated financial statements.
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
Our contracts with the U.S. federal government are generally subject to the Federal Acquisition Regulation ("FAR") and the price is typically based on estimated or actual costs plus a reasonable profit margin. As such, the standalone selling price of products or services in our contracts with the U.S. federal government is typically equal to the selling price stated in the contract. For non-U.S. federal government contracts with multiple performance obligations, the standalone selling price is the observable price of a good or service when the Company sells that good or service separately in similar circumstances and to similar customers.
Contracts are routinely and often modified to account for changes in contract requirements, specifications, quantities, or price. Depending on the nature of the modification, we determine whether to account for the modification as an adjustment to the existing contract or as a new contract. Generally, modifications are not distinct from the existing contract due to the significant interrelatedness of the performance obligations and are therefore accounted for as an adjustment to the existing contract, and recognized as a cumulative adjustment to revenue (as either an increase or reduction of revenue) based on the modification's effect on progress toward completion of a performance obligation. If contract modifications add distinct goods or services and increases the contract value by an amount that reflects the standalone selling price, those modifications are accounted for as separate contracts.

The majority of our revenue is recognized over time, as control is periodically transferred to our customers, who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 72.0% and 81.3% of our revenue for the years ended December 31, 2025, and 2024, respectively. For performance obligations in which control does not periodically transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the transferred product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 28.0% and 18.7% of our revenue for the years ended December 31, 2025, and 2024, respectively. The change in revenue mix for the year ended December 31, 2025, as compared to the prior year, was primarily driven by an increase in product sales volume from a successful ramp-up of a significant program.
We perform under various types of contract types, including time and materials, firm-fixed-price, firm-fixed-price level of effort, and cost-plus fixed-fee contract types, which may include variable consideration.
Revenue is recognized using a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation; including cost incurred, labor hours expended, and time-elapsed measures for our fixed-price stand ready obligations. For certain contracts, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in our contracts with U.S. federal government customers whereby the customer may terminate a contract for convenience and then pay for costs incurred plus a profit, at which time the customer would take control of any work in process. For non-U.S. federal government contracts where we perform as a subcontractor and our order includes similar FAR provisions as the prime contractor's order from the U.S. federal government, continuous transfer of control is likewise supported by such provisions. For other non-U.S. federal government customers, continuous transfer of control to such customers is also supported due to general terms in our contracts and rights to recover damages, which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit.
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
Our contracts may include various types of variable consideration and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we adjust our revenue when deemed necessary. No revenue adjustment was recorded during the year ended December 31, 2025. An immaterial revenue adjustment was recorded during fiscal year ended December 31, 2024.

We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. We recorded an immaterial contract loss during the year ended December 31, 2025. No contract loss was recorded during the year ended December 31, 2024.
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
Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 16 – Segment Information, we disaggregate our revenue by customer and contract types. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are generated from U.S. customers, while international customers are de minimis; as such the financial information by geographic location is not presented.

Table 3.1: Revenue by Customer Type
	For the Year Ended December 31,
	2025		2024
	Amount	%	Amount	%

	(dollars in thousands)
Federal government	$150,038	91.0%	$94,951	87.7%
State & local government, and commercial	14,767	9.0%	13,321	12.3%
Total revenue	$164,805		$108,272

Table 3.2: Revenue by Contract Type
	For the Year Ended December 31,
	2025		2024
	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$120,811	73.3%	$81,541	75.3%
Time-and-materials	35,861	21.8%	15,839	14.6%
Cost plus fixed-fee	8,133	4.9%	10,892	10.1%
Total revenue	$164,805		$108,272
A majority of the Company's revenue was derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government. No other customer accounted for 10% or more of the Company's revenue during fiscal years ended December 31, 2025, and 2024.

Table 3.3: Revenue Concentrations Greater than 10% of Total Revenue
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Federal government:
Security Solutions segment	$134,839	$63,495
Secure Networks segment	15,199	31,456
Total	$150,038	$94,951

Table 3.4: Contract Balances
		As of December 31,
	Balance Sheet Presentation	2025	2024

		(in thousands)
Billed account receivables (1)	Accounts receivable, net	$9,375	$10,014
Unbilled account receivables	Accounts receivable, net	6,962	5,412
Contract assets	Accounts receivable, net	663	3,746
Contract liabilities – current	Contract liabilities – current portion	11,223	6,838
Contract liabilities – non-current	Contract liabilities – non-current portion	1,124	—
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the years ended December 31, 2025, and 2024, which was included in the contract liabilities balance at December 31, 2024, and 2023, was $5.5 million and $5.9 million, respectively.
As of December 31, 2025, we had approximately $68.8 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 98.0% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4.1: Details of Accounts Receivable, Net
	As of December 31,
	2025	2024

	(in thousands)
Billed accounts receivables	$9,416	$10,070
Unbilled accounts receivable	6,962	5,412
Contract assets	663	3,746
Allowance for credit losses	(41)	(56)
Accounts receivable, net	$17,000	$19,172
Because our primary customer base includes agencies of the U.S. federal government, we have a concentration of credit risk associated with our accounts receivable, as 85.4% and 87.8% of our billed and unbilled accounts receivable, as of December 31, 2025, and 2024, respectively, were with U.S. federal government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses.

Table 4.2: Allowance for Credit Losses Activities
	Balance Beginning of Year	Provision for (Recovery from) Credit Losses (1)	Write-Offs (2)	Balance End of Year

	(in thousands)
For the Year Ended December 31, 2025	$56	$2	$(17)	$41
For the Year Ended December 31, 2024	283	(20)	(207)	56

(1) Current year account receivable reserves for expected credit losses and subsequent recoveries, net
(2) Accounts receivable written-off
On July 15, 2016, we entered into an accounts receivable purchase agreement (the "Factoring Agreement") with a third party (the "Factor") on a non-recourse basis. This agreement was terminated on December 10, 2025. There were no accounts receivable sold during 2025 and 2024, respectively.

On March 10, 2026, we entered into a new Factoring Agreement with the same Factor. Under the agreement, we may offer eligible accounts receivable arising from our U.S. government prime contracts or subcontracts for sale (collectively, the "Purchased Receivables") to the Factor, and the Factor may purchase such receivables at its sole discretion. The total amount of Purchased Receivables is subject to a maximum limit of $10.0 million of outstanding Purchased Receivables at any given time. This new Factoring Agreement has an initial term expiring on March 10, 2027 and automatically renews annually thereafter unless terminated in writing by the parties.
5. PROPERTY AND EQUIPMENT, NET

Table 5.1: Details of Property and Equipment, Net
	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$17,275	$(14,727)	$2,548	$17,239	$(13,617)	$3,622
Leasehold improvement	3,419	(2,896)	523	3,396	(2,735)	661
Total	$20,694	$(17,623)	$3,071	$20,635	$(16,352)	$4,283

Table 5.2: Depreciation and Amortization Expense
	For the year ended December 31,
	2025	2024

	(in thousands)
Depreciation and amortization	$1,731	$1,646
6. GOODWILL, NET
As discussed in Note 16 – Segment Information, we reported two operating and reportable segments: Security Solutions and Secure Networks. The two operating and reportable segments represent the reporting units for purposes of testing goodwill. The following table reflects changes in the carrying amount of goodwill during the period by reportable segments.

Table 6.1: Changes in the Carrying Amount of Goodwill by Reportable Segments
	Security Solutions	Secure Networks	Total

	(in thousands)
Balance at December 31, 2024	$3,006	$14,916	$17,922
Impairment losses	—	(14,916)	(14,916)
Balance at December 31, 2025	$3,006	$—	$3,006

Table 6.2: Details of Goodwill, Net
	As of December 31,
	2025	2024

	(in thousands)
Gross	$17,922	$17,922
Accumulated impairment losses	(14,916)	—
Goodwill, net	$3,006	$17,922
The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows.
For fiscal year 2025, we performed a qualitative assessment of our reporting units and identified that it is more likely than not that the estimated fair value of our Security Solutions reporting unit exceeded its carrying value. Based on the initial qualitative assessment of our Secure Networks reporting unit, we determined that it is not more likely than not that the fair value of this reporting unit exceeds its carrying value, and therefore we performed a quantitative impairment test.
In the most recent annual impairment test, the fair value of the Secure Networks reporting unit was estimated using the result of the income approach. The income approach applied requires significant judgments, including estimation of future discounted cash flows, which is dependent on internally-developed forecasts of revenue and profitability of the existing backlog, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested.

As a result of our fiscal year 2025 quantitative assessment of our Secure Networks reporting unit, we estimated that its carrying value exceeded its fair value. The goodwill impairment was primarily driven by the continued contraction of Secure Networks' backlog in 2025. Accordingly, we recorded a non-cash goodwill impairment of $14.9 million, representing a full goodwill impairment for Secure Networks. The impairment charge on goodwill was recorded on our consolidated statements of operations for the year ended December 31, 2025.
For fiscal year 2024, we performed a qualitative assessment of our reporting units and identified that it is more likely than not that the estimated fair value of the reporting units exceeded their carrying value and thus, we did not proceed to the quantitative impairment test. Based on the results of our annual impairment test of goodwill performed, the estimated fair value of our respective reporting units exceeded their respective carrying value, and no impairment charges were taken during the year ended December 31, 2024.
7. INTANGIBLE ASSETS, NET

Table 7.1: Details of Intangible Assets, Net
	Estimated useful life	As of December 31, 2025			As of December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

		(in thousands)
Acquired technology	8 years	$3,630	$(2,004)	$1,626	$3,630	$(1,550)	$2,080
Customer relationships	3 years	40	(40)	—	40	(40)	—
Software development costs	2 - 5 years	43,411	(23,576)	19,835	27,366	(15,761)	11,605
Subtotal		47,081	(25,620)	21,461	31,036	(17,351)	13,685
In-process software development costs (1)		8,820	—	8,820	16,725	—	16,725
Total		$55,901	$(25,620)	$30,281	$47,761	$(17,351)	$30,410

(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of balance sheet date, thus not yet amortized.
In 2024, there were selected capital software projects for which the Company decided to discontinue the development and/or sale of all or part of certain solutions and certain projects that the Company ceased use before the end of its useful life. As a result of the Company's decision to abandon the associated software, the Company wrote off $11.7 million of the previously capitalized software costs, of which $5.3 million was recorded as "Impairment loss on intangible assets" under cost of sales within the Security Solutions segment, and $6.4 million was recorded as "Impairment loss on intangible assets" under operating expenses in the Company's consolidated statements of operations during the fiscal year ended December 31, 2024. No similar impairment charge was recorded on software development costs during the fiscal year ended December 31, 2025.
The Company did not recognize any impairment charges on other intangible assets for the periods presented.

Table 7.2: Amortization Expense
	For the year ended December 31,
	2025	2024

	(in thousands)
Amortization expense related to:
Software development costs - cost of sales (1)	$7,814	$6,015
Software development costs - research and development	—	2,286
Other intangible assets - general and administrative	454	461
Total	$8,268	$8,762
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed are charged under cost of sales on the consolidated statements of operations.

Table 7.3: Estimated Future Amortization Expense of Intangible Assets, Net
As of December 31, 2025
(in thousands)
Year Ending December 31, 2026	$9,277
Year Ending December 31, 2027	6,669
Year Ending December 31, 2028	3,208
Year Ending December 31, 2029	1,793
Year Ending December 31, 2030	514
Thereafter	—
Total (1)	$21,461
(1) This does not include amortization of in-process software development costs, as estimation of the timing of future amortization expenses would be impractical.
Actual amortization expense in future periods could differ from these estimates as a result of impairments, future releases, future acquisitions, divestitures, and other factors.
8. OTHER BALANCE SHEET COMPONENTS

Table 8.1: Details of Other Current Assets
	As of December 31,
	2025	2024

	(in thousands)
Inventories, net	$996	$1,783
Deferred costs	887	573
Receivables - other	529	210
Other	1,250	10
Other current assets	$3,662	$2,576

Table 8.2: Details of Other Assets
	As of December 31,
	2025	2024

	(in thousands)
Investment (1)	$3,750	$3,000
Prepaid expenses and deferred commission – long-term portion	537	4,975
Restricted cash	140	139
Other	86	75
Other assets	$4,513	$8,189
(1) In March 2024, the Company made a $3.0 million investment in a privately-held company via a simple agreement for future equity ("SAFE"). During fiscal year 2024, the Company elected to apply the fair value option ("FVO") for its SAFE investment, as the Company believes the FVO best reflects the economics of the underlying transaction. In October 2025, the Company's SAFE investment was settled into 8,964,262 shares of Series A common stock at a settlement price of $0.42 per share, based on the valuation cap in the original agreement, resulting in 3.8% ownership with no significant influence over the privately-held company. Upon settlement of the SAFE in fiscal year 2025, the investment was remeasured to its fair value of $3.8 million, and a fair value adjustment of $0.8 million was recorded within "Other income" on the consolidated statements of operations. Effective October 2025, the SAFE investment was settled into equitable shares of the privately-held company's common stock. The investment does not have a readily determinable fair value and the Company elected the measurement alternative to value its investment. The fair value of this investment was based on non-marketable observable inputs, which represent Level 3 measurement within the fair value hierarchy. The investment was carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments of the same issuer, with any gains or losses recorded within "Other income" on the consolidated statements of operations.

Table 8.3: Details of Accrued Liabilities
	As of December 31,
	2025	2024

	(in thousands)
Accrued project expenses	$4,289	$3,238
Restructuring expenses accrual	1,451	37
Other	1,160	1,174
Accrued liabilities	$6,900	$4,449

9. REVOLVING CREDIT FACILITY
On December 30, 2022 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement"), by and among the Company, as borrower, Xacta Corporation, ubIQuity.com,inc, Teloworks, Inc., and Telos Identity Management Solutions, LLC, as guarantors, the lenders party thereto (the "Lenders"), and JPMorgan Chase Bank N.A. ("JPMorgan Chase"), as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement provided for a $30.0 million senior secured revolving credit facility with a maturity date of December 30, 2025, with the option of issuing letters of credit thereunder with a sub-limit of $5.0 million, and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity (the "Loan"). The Loan is subject to acceleration in the event of customary events of default. The Company has not drawn any amount under the Loan.
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
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of December 31, 2025.
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
On December 30, 2025, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with JPMorgan Chase. The Second Amendment modifies the Credit Agreement to, among other modifications, (a) establish the Applicable Rate for borrowings under the revolving credit facility at 1.25% for ABR Loans and 2.25% for Term Benchmark/RFR Loans, with a commitment fee rate of 0.25%, (b) establish the Revolving Commitment under the Credit Agreement at $15,000,000 with an expansion feature of up to $15,000,000 of additional credit capacity, (c) extend the Revolving Credit Maturity Date to December 30, 2026, and (d) require the Company and its subsidiaries to maintain at least $5,000,000 of unrestricted cash and Permitted Investments with JPMorgan Chase at all times. Except as modified by the Second Amendment, the terms and conditions of the Credit Agreement remain in full force and effect.
10. STOCKHOLDERS' EQUITY
Capital Stock
Our authorized capital stock consists of 250,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share.
As of December 31, 2025, and 2024, there were 72,773,272 and 72,514,652 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding on either date.

Shares Repurchases
On May 24, 2022, the Company announced that the Board of Directors approved a new share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of December 31, 2025, there was $25.1 million of the authorization remaining for future common stock repurchases under the SRP.

Table 10.1: Share Repurchase Program Activity
	For the Year Ended December 31,
	2025	2024

	(in thousands, except per share and share data)
Amounts paid for shares repurchased (1)	$13,627	$—
Number of shares repurchased	3,108,497	—
Average per share price paid (1)	$4.38	$—
(1) Includes commission paid for repurchases on the open market
Accumulated Other Comprehensive Loss

Table 10.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2023	$(167)	$107	$(60)
Other comprehensive loss, net of tax	(8)	(61)	(69)
Balance as of December 31, 2024	(175)	46	(129)
Other comprehensive loss, net of tax	(2)	35	33
Balance as of December 31, 2025	$(177)	$81	$(96)
11. STOCK-BASED COMPENSATION
On May 21, 2024, the Company authorized an additional 8,500,000 shares to be available under the Amended and Restated 2016 LTIP ("2016 LTIP"). Further, on May 8, 2025, the Company's stockholders approved an amendment to the 2016 LTIP that increased the number of shares available for issuance by an additional 4,900,000 shares. As of December 31, 2025, approximately 1.5 million shares of our common stock remain available for future issuance under the 2016 LTIP.
Stock-based compensation expense recognized for restricted stock units and stock options granted to employees and non-employees is included in the consolidated statements of operations, net of adjustments. There were no income tax benefits recognized on the stock-based compensation expense for these periods.

Table 11.1: Details of Stock Compensation Expense by Category
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Cost of sales - services	$652	$828
Research and development	1,238	(121)
General and administrative (1)	28,260	20,704
Total	$30,150	$21,411
(1) No stock-based compensation expense related to stock options was recorded for the year ended December 31, 2025, while $0.1 million was recorded for the year ended December 31, 2024.

Restricted Stock

Table 11.2: Restricted Stock Unit Activity
	Service-Based RSU	Performance-Based RSU	Total	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2024	1,952,103	10,683,230	12,635,333	$3.52
Granted	1,237,265	3,381,163	4,618,428	3.48
Vested	(895,616)	(3,047,890)	(3,943,506)	3.52
Forfeited, cancelled, or expired	(110,916)	(154,649)	(265,565)	3.43
Unvested outstanding units as of December 31, 2025	2,182,836	10,861,854	13,044,690	$3.49
On February 20, 2025, the Company modified certain previously granted PSUs with financial performance targets for fiscal year 2025. The modification eliminated one of the financial performance targets. As a result, an incremental stock-based compensation expense of $2.0 million is recognized over the remaining vesting period.
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

Table 11.3: PSUs with Stock Price Market Condition Fair Value and Assumptions
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Performance period (in years)	1.56	2.59
Expected volatility	97.5%	83.9%
Risk-free rate	3.9%	4.70%
Expected derived service period (in years)	0.80 - 0.94	0.63 - 1.31
Grant date fair value	$1.17 - $1.51	$2.62 - $3.75
On June 11, 2025, the Company also granted to certain executives PSUs that were market conditions dependent on total shareholder return ("TSR"), that could settle in up to 2,206,163 shares of its common stock. The vesting criteria for these awards are based on the Company's TSR performance relative to the TSR performance of the Company's compensation peer group as of the grant date over the three-year performance period, June 1, 2025, through May 31, 2028, and conditioned upon neutral or positive free cash flow (i.e. cash flows from operating activities less capital expenditure) at the end of each fiscal year 2025, 2026, and 2027. The final payout of these PSUs will vary between 0% to 200% of the target number of PSUs granted, depending on the TSR performance and meeting the free cash flow requirements.
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
As of December 31, 2025, and 2024, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $66.5 million and $43.2 million, respectively. There was approximately $8.7 million of total compensation costs related to stock-based awards not yet recognized as of December 31, 2025, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.2 years.

Stock Options

Table 11.4: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2024	287,000	$1.80	8.4	$464,940
Granted	—	—
Exercised	(60,000)	1.80
Forfeited, cancelled, or expired	—	—
Outstanding option balance as of December 31, 2025	227,000	$1.80	7.4	$749,100
Exercisable stock option as of December 31, 2025	227,000	$1.80	7.4	$749,100
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
Our key assumptions used to calculate the fair value of the stock options granted in fiscal year 2023 include an expected term ranging from 5.5 to 10 years, expected volatility between 30.7% - 35.1%, and a risk-free rate of 3.5%. The weighted-average fair value of the underlying stock options at the grant date was $1.06. There were no new stock options granted in fiscal years 2025, and 2024.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of December 31, 2025.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the next annual stockholders meeting is expected to occur at the same approximate time each year.
As of December 31, 2025, there were no unrecognized compensation costs related to non-vested stock options.
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

Table 12.1: Details of Lease Costs
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Operating lease cost	$248	$277
Short-term lease cost (1)	57	53
Finance lease cost
Amortization of finance lease assets	1,221	1,221
Interest on finance lease liabilities	437	527
Total finance lease cost	1,658	1,748
Total lease costs	$1,963	$2,078
(1) Leases that have terms of 12 months or less.

Table 12.2: Future Minimum Lease Payments
	Operating Leases	Finance Leases

	(in thousands)
Year Ending December 31, 2026	$252	$2,372
Year Ending December 31, 2027	166	2,431
Year Ending December 31, 2028	26	2,492
Year Ending December 31, 2029	—	1,049
Year Ending December 31, 2030	—	—
Total minimum lease payments	444	8,344
Less: Imputed interest	(26)	(703)
Total lease obligations	418	7,641
Less: Current portion of lease obligations	(232)	(2,033)
Long-term lease obligations	$186	$5,608

Table 12.3: Weighted-Average Remaining Lease Terms and Discount Rates
	For the Year Ended December 31,
	2025	2024
Weighted average remaining lease term (in years):
Finance leases	3.3 years	4.3 years
Operating leases	1.8 years	2.8 years
Weighted average discount rate:
Finance leases	5.04%	5.04%
Operating leases	6.24%	6.04%

Table 12.4: Supplemental Cash Flow Information Related to Leases
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$245	$275
Operating cash flows related to finance leases	437	527
Financing cash flows related to finance leases	1,877	1,730
13. EMPLOYEE BENEFIT PLAN
Telos sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. As of December 31, 2025, the Plan held 1,932,890 shares of Telos common stock.
We matched 50% of the employee contribution to the Plan up to 8% of such employee's eligible compensation on a pay period basis. Effective September 1, 2023, Telos-contributed matching funds to a two-year vesting schedule: 20% vesting after one year of service, and fully vesting after the completion of two years of service. Telos intends to fund the employer matching contribution in Telos stock, but will have the discretion to fund the match in cash or a combination of stock and cash. The Telos employer matching contribution is funded in the first quarter of the subsequent year.

Our total contributions to the Plan for 2025 and 2024 was $2.0 million and $2.1 million, respectively.
14. INCOME TAXES

Table 14.1: Loss Before Income Tax
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Loss from continuing operations before income taxes:
Domestic	$(37,302)	$(52,573)
Foreign	93	79
Total loss before income taxes	$(37,209)	$(52,494)

Table 14.2: Components of (Benefit from) Provision for Income Taxes
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Current provision
Federal	$—	$—
State	85	21
Foreign	12	5
Total current	97	26
Deferred tax expense
Federal	(560)	46
State	(200)	(46)
Total deferred	(760)	—
(Benefit from) provision for income taxes	$(663)	$26

Table 14.3: Reconciliation of Statutory Income Tax Expense to Actual Income Tax Expense
	For the Year Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate

	(dollars in thousands)
U.S. federal statutory rate	$(7,814)	21.0%	$(11,024)	21.0%
State income taxes, net of federal income tax benefit (1)	(90)	—%	(25)	—%
Change in valuation allowance for deferred tax assets	7,775	(21.0)%	9,855	(18.7)%
Foreign tax effect
Philippines	(8)	—%	(10)	—%
Tax credits:
R&D credit	(26)	—%	(1,200)	2.2%
Nontaxable or nondeductible items:
Other permanent differences	(90)	—%	82	(0.1)%
Stock-based compensation	(1,603)	4.0%	298	(0.5)%
Section 162(m) limitation - covered employees	1,020	(2.0)%	1,711	(3.3)%
Changes in unrecognized tax benefits:
Uncertain tax positions	6	—%	300	(0.6)%
Other adjustments:
Cumulative deferred adjustments	44	—%	48	(0.1)%
Provision to return adjustments	123	—%	(9)	—%
Effective tax rate	$(663)	2.0%	$26	(0.1)%
(1) State income taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

Table 14.4: Components of Deferred Tax Assets (Liabilities)
	As of December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$10	$14
Allowance for inventory obsolescence and amortization	135	60
Accrued liabilities not currently deductible	1,299	763
Stock-based compensation	9,179	2,734
Accrued compensation	2,282	783
Lease liabilities	2,106	2,594
Goodwill	29,437	28,122
Capitalized research and development costs	10,446	10,116
Net operating loss carryforwards - federal	15,974	15,101
Net operating loss carryforwards - state	2,619	2,672
R&D tax credit	4,763	4,856
Amortization and depreciation	69	—
Total gross deferred tax assets	78,319	67,815
Less valuation allowance	(77,196)	(67,117)
Total deferred tax assets, net of valuation allowance	1,123	698
Deferred tax liabilities:
Right-of-use assets	(1,176)	(1,510)
Amortization and depreciation	—	(1)
Total deferred tax liabilities	(1,176)	(1,511)
Net deferred tax liabilities	$(53)	$(813)

Table 14.5: Valuation Allowance Activity
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Balance at beginning of year	$67,117	$54,999
Additions	10,079	12,118
Balance at end of year	$77,196	$67,117
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
Based on available evidence, we have determined that a valuation allowance is required as of December 31, 2025, and 2024 against the net of our deferred tax assets and liabilities to the extent that only a deferred tax liability related to indefinite-lived goodwill remains on our consolidated balance sheets on December 31, 2025, and 2024.
On December 31, 2025, for federal income tax purposes, there was approximately a $76.0 million net operating loss available to be carried forward to offset future taxable income. Approximately $10.6 million of these net operating loss carryforwards expire in 2037, the remaining will be carried forward indefinitely. As of December 31, 2025, there was approximately $6.1 million of R&D credit carryover which begins to expire in 2033. Certain tax attributes of the Company, including net operating losses and credits, would be subject to a limitation should an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended, occur. The limitations resulting from a change in ownership could affect the Company's ability to utilize its tax attributes. A study was completed in 2020 which confirmed that no limitation applies to the Company's tax attributes as of December 31, 2020. We believe that ownership activity since December 31, 2020, would not result in limitation sufficient to result in the expiration of unused attributes.

Under the provision of ASC 740, we determined that the unrecognized tax benefits as of December 31, 2025, and 2024 were approximately $1.5 million for both periods. As of December 31, 2025, and 2024, the tax benefits that, if recognized, would not impact the effective tax rate due to the Company's valuation allowance (as included in the balance of unrecognized tax benefits) were $1.5 million for both periods. We report interest and penalties as a component of income tax expense. There was no accrued interest and penalties related to the unrecognized tax benefits as of December 31, 2025, and 2024. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open with regards to unrecognized tax benefits, 2014 to 2025, has not been extended beyond the applicable statute of limitations.
We file income tax returns in the U.S. federal jurisdiction and are subject to the continuous examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. The applicable statute of limitations is no longer open for audit or examination for the years before 2022 for federal income taxes in the U.S. We were notified by the IRS in September 2024 regarding an audit of our 2021 federal income tax return. In April 2025, the IRS notified us that it had completed its examination of our 2021 federal income tax return with no changes to our reported tax.

Table 14.6: Unrecognized Tax Benefit Activity
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Balance at beginning of year	$1,515	$1,228
Increase (decrease) in prior year tax positions	(56)	123
Increase related to current year tax positions	63	177
Decrease related to lapse of statutes	—	(13)
Balance at end of year	$1,522	$1,515

Table 14.7: Components of Income Taxes Paid (Net of Refunds Received)
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Federal	$—	$—
State	30	55
Foreign	12	—
Total	$42	$55

Table 14.8: Net Income Tax Payments (Refund) by Jurisdiction To or Greater than 5% of Total Income Taxes Paid, Net
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Texas	$30	$55
Philippines	$12	$—
15. LOSS PER SHARE
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net (loss)/earnings per share because to do so would be anti-dilutive.

Table 15.1: Potentially Dilutive Securities
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Weighted-average number of shares – unvested RSUs, PSUs and stock options	4,253	834
As of December 31, 2025, and 2024, PSUs of 8,441,163 and 10,683,230, respectively, have been excluded in the calculation of the potentially dilutive securities above because issuance of such shares are contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period or the shares were antidilutive.

16. SEGMENT INFORMATION
Operating segments are defined as components of the Company for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. We identified our CEO as the CODM.
We operate our business in two reportable and operating segments: Security Solutions and Secure Networks.
•Our Security Solutions segment is primarily focused on cybersecurity, cloud and identity solutions, and secure messaging through Xacta, Telos AMHS and Telos ID offerings.
•Our Secure Networks segment provides secure networking architectures and solutions to our customers through secure mobility solutions, and network management and defense services.
We measure each segment's profitability based on gross profit. Our CEO evaluates the segment's performance based on metrics, such as segment revenue and gross profit, that align with our strategies and objectives, and provide a framework for the timely and rational allocation of resources between the segments.

Table 16: Results of Operations by Business Segment
	For the Year Ended December 31,
	2025			2024
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$149,600	$15,205	$164,805	$76,760	$31,512	$108,272
Cost of sales
Depreciation and amortization (1)	8,173	7	8,180	6,396	8	6,404
Stock-based compensation expense (1)	594	58	652	667	161	828
Impairment loss on intangible assets (1)	—	—	—	5,333	—	5,333
Other segment items (2)	83,274	11,682	94,956	36,685	24,593	61,278
Total cost of sales	92,041	11,747	103,788	49,081	24,762	73,843
Gross profit	$57,559	$3,458	61,017	$27,679	$6,750	34,429
Operating expenses
Research and development expenses			7,057			8,442
Selling, general and administrative expenses			78,925			75,487
Goodwill impairment			14,916			—
Impairment loss on intangible assets			—			6,373
Total operating expenses			100,898			90,302
Operating loss			(39,881)			(55,873)
Other income			3,225			4,023
Interest expense			(553)			(644)
Loss before income taxes			(37,209)			(52,494)
Benefit from (provision for) income taxes			663			(26)
Net loss			$(36,546)			$(52,520)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.
We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, if any. There were no inter-segment sales and transfers during fiscal years 2025, and 2024. Interest income, interest expense, other income and expense items, and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure and are primarily recorded at the corporate level.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.

17. SUPPLEMENTAL CASH FLOW INFORMATION

Table 17.1: Details of Cash, Cash Equivalent, and Restricted Cash
	As of December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$53,180	$54,578
Restricted cash (1)	140	139
Cash, cash equivalents, and restricted cash	$53,320	$54,717
(1)Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is recorded under "Other assets" on the Consolidated Balance Sheets.

Table 17.2: Supplemental Cash Flow Information
	For the Year Ended December 31,
	2025	2024

	(in thousands)
Cash paid during the year for:
Interest	$482	$563
Income taxes paid, net	42	55
Non-cash investing and financing activities:
Issuance of common stock for 401K match	$2,063	$1,619
Capital expenditure activity in accounts payable and other accrued liabilities	67	309
Operating lease ROU assets obtained in exchange for operating lease liabilities	—	626
18. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
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
Management does not believe that there is any litigation or claims that would have a material adverse effect on the business, or the consolidated financial statements of the Company as of December 31, 2025.
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
Subsequent Events
On March 12, 2026, the Company's Board of Directors authorized the Company to repurchase up to an additional $25.0 million of its common stock under its existing repurchase program previously authorized on May 24, 2022, which, together with the remaining available under the share repurchase program, will allow the Company to repurchase up to $50.1 million of its common stock in the aggregate going forward.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of December 31, 2025, and has concluded that our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited our consolidated financial statements and our internal control over financial reporting, and the firm’s report on our internal control over financial reporting are included in Item 8 of this 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information
(a) None.
(b) During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2026 Annual Meeting of Stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and certain information to be included in the Proxy Statement is incorporated herein by reference.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement under Approval of the Amendment to the Amended and Restated 2016 Omnibus Long-term Incentive Plan and Security Ownership of Certain Beneficial Owners and Management table, and are incorporated herein by reference.
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

			Incorporated by Reference Herein
Exhibit Number		Description of Exhibit	Form/ Schedule	Date Filed	Exhibit Number
3.1		Second Articles of Amendment and Restatement of Telos Corporation dated November 12, 2020	8-K	November 16, 2020	3.2
3.2		Fourth Amended and Restated Bylaws of Telos Corporation, effective as of November 7, 2023	8-K	November 9, 2023	3.1
4.1	+	Description of our Capital Stock
10.1	*	Form of Indemnification Agreement between the Company and its directors and executive officers	10-Q	May 17, 2021	10.1
10.2	*	Employment Agreement, dated as of September 17, 2012, between the Company and Mark Griffin	10-K	April 1, 2013	10.23
10.3	*	Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and John B. Wood	10-Q	November 14, 2012	10.1
10.4	*	Executive Employment Agreement between Mark Bendza and the Company, dated as of July 19, 2021	10-Q	August 16, 2021	10.1
10.5	*	Executive Employment Agreement between E. Hutchinson Robbins, Jr. and the Company, dated as of February 1, 2022	10-K	March 16, 2023	10.5
10.6	*	Executive Employment Agreement between Malcolm Cooke and the Company, dated as of February 20, 2025	10-K	March 10, 2025	10.6
10.7	*	Annual Incentive Plan, as amended	8-K	September 20, 2023	99.1
10.8	*	Amended and Restated 2016 Omnibus Long-Term Incentive Plan	8-K	May 22, 2024	10.1
10.9	*	Amendment No. 1 to the Telos Corporation Amended and Restated 2016 Omnibus Long-Term Incentive Plan	8-K	May 9, 2025	10.1
10.10	*	Form of Notice of Grant of Restricted Stock	10-Q	August 15, 2016	10.4
10.11	*	Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Time-Based)	8-K	February 3, 2021	99.1
10.12	*	Form of Restricted Share Unit Award Notice and Restricted Share or Restricted Share Unit Agreement (Performance-Based)	8-K	February 3, 2021	99.2
10.13	*	Form of Telos Corporation Notice of Grant of Option	10-Q	August 9, 2023	10.1
10.14	*	Form of Telos Corporation Notice of Grant of Restricted Shares and/or Restricted Share Units (Time-based)	10-Q	August 9, 2023	10.2
10.15		Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank	8-K	January 5, 2023	99.1
10.16		First Amendment to Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank, dated April 12, 2023	10-Q	May 10, 2023	10.1
10.17		Second Amendment to Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank, dated December 30, 2025	8-K	January 2, 2026	10.1
19.1	+	Insider Trading Policy

*	constitutes a management contract or compensatory plan or arrangement
+	filed herewith
^	furnished herewith

Incorporated by Reference Herein
Exhibit Number		Description of Exhibit	Form/ Schedule	Date Filed	Exhibit Number
21.1	+	List of subsidiaries of Telos Corporation
23.1	+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	March 15, 2024	97.1
101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	+	XBRL Taxonomy Extension Schema
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase
101.LAB	+	XBRL Taxonomy Extension Label Linkbase
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	constitutes a management contract or compensatory plan or arrangement
+	filed herewith
^	furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

	/s/ John B. Wood	March 16, 2026
By:	John B. Wood
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood		March 16, 2026
John B. Wood	Chief Executive Officer (Principal Executive Officer) Chairman of the Board and Director

/s/ Mark Bendza		March 16, 2026
Mark Bendza	Chief Financial Officer (Principal Financial Officer)

/s/ DJ Terreri		March 16, 2026
DJ Terreri	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ David Borland		March 16, 2026
David Borland	Director

/s/ Bonnie Carroll		March 16, 2026
Bonnie Carroll	Director

/s/ Fredrick D. Schaufeld		March 16, 2026
Fredrick D. Schaufeld	Director

/s/ John W. Maluda		March 16, 2026
John W. Maluda, Major Gen., USAF (Ret)	Director

/s/ Brad Jacobs		March 16, 2026
Brad Jacobs	Director

/s/ Derrick D. Dockery		March 16, 2026
Derrick D. Dockery	Director