Form 10-Q
period 2026-03-31
TELOS CORP
filed 2026-05-11
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of May 4, 2026, the registrant had outstanding 74,819,175 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands, except per share amounts)
Revenue – services	$42,061	$28,845
Revenue – products	5,681	1,771
Total revenue	47,742	30,616
Cost of sales – services (excluding depreciation and amortization)	23,239	15,491
Cost of sales – products (excluding depreciation and amortization)	4,532	1,440
Depreciation and amortization	2,596	1,503
Total cost of sales	30,367	18,434
Gross profit	17,375	12,182
Operating expenses:
Research and development expenses	1,357	1,571
Selling, general and administrative expenses	14,563	19,633
Total operating expenses	15,920	21,204
Operating income (loss)	1,455	(9,022)
Other income	697	561
Interest expense	(111)	(147)
Income (loss) before income taxes	2,041	(8,608)
(Provision for) benefit from income taxes	(18)	4
Net income (loss)	$2,023	$(8,604)

Net income (loss) per share:
Basic	$0.03	$(0.12)
Diluted	$0.03	$(0.12)

Weighted-average number of shares outstanding:
Basic	73,822	72,715
Diluted	77,615	72,715
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Net income (loss)	$2,023	$(8,604)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8)	80
Actuarial gain on pension liability adjustment	—	8
Comprehensive income (loss)	$2,015	$(8,516)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$50,230	$53,180
Accounts receivable, net	16,425	17,000
Prepaid expenses	10,963	10,565
Deferred program expenses	14,326	10,006
Other current assets	3,681	3,662
Total current assets	95,625	94,413
Property and equipment, net	2,694	3,071
Finance lease right-of-use assets, net	3,865	4,170
Operating lease right-of-use assets, net	354	410
Goodwill	3,006	3,006
Intangible assets, net	29,808	30,281
Other assets	4,543	4,513
Total assets	$139,895	$139,864
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable	$2,583	$4,087
Accrued liabilities	6,614	6,900
Accrued compensation and benefits	7,363	12,309
Contract liabilities – current portion	18,096	11,223
Finance lease obligations – current portion	2,072	2,033
Operating lease obligations – current portion	254	232
Total current liabilities	36,982	36,784
Contract liabilities – non-current portion	951	1,124
Finance lease obligations – non-current portion	5,078	5,608
Operating lease obligations – non-current portion	125	186
Deferred income taxes	55	53
Other liabilities	173	159
Total liabilities	43,364	43,914
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 74,819,175 shares and 72,773,272 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	113	111
Additional paid-in capital	458,392	459,828
Accumulated other comprehensive loss	(104)	(96)
Accumulated deficit	(361,870)	(363,893)
Total stockholders’ equity	96,531	95,950
Total liabilities and stockholders’ equity	$139,895	$139,864

See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,023	$(8,604)
Adjustments to reconcile net income (loss) to cash flows from operations:
Stock-based compensation	2,971	7,048
Depreciation and amortization	3,429	2,336
Loss on disposal of fixed assets	51	—
Amortization of debt issuance costs	8	17
Provision for (benefit from) deferred income tax	2	(4)
Provision for (recovery from) doubtful accounts	1	(5)
Changes in other operating assets and liabilities:
Accounts receivable	575	427
Prepaid expenses, deferred program expenses, other current assets and other assets	(3,749)	3,016
Accounts payable	(1,564)	(88)
Accrued compensation and benefits	(533)	375
Contract liabilities	6,699	(93)
Accrued liabilities and other liabilities	(1,257)	1,681
Net cash provided by operating activities	8,656	6,106
Cash flows from investing activities:
Capitalized software development costs	(2,132)	(2,214)
Purchases of property and equipment	(145)	(123)
Net cash used in investing activities	(2,277)	(2,337)
Cash flows from financing activities:
Payments under finance lease obligations	(491)	(452)
Payment of tax withholding related to net share settlement of equity awards	(6,619)	(104)
Repurchases of common stock	(2,198)	—
Payments for debt issuance costs	(21)	—
Net cash used in financing activities	(9,329)	(556)
Net change in cash, cash equivalents, and restricted cash	(2,950)	3,213
Cash, cash equivalents, and restricted cash, beginning of period	53,320	54,717
Cash, cash equivalents, and restricted cash, end of period	$50,370	$57,930
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2025	72,773	$111	$459,828	$(96)	$(363,893)	$95,950
Net income	—	—	—	—	2,023	2,023
Foreign currency translation loss	—	—	—	(8)	—	(8)
Repurchase of common stock	(517)	—	(2,198)	—	—	(2,198)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	1,444	1	(5,401)	—	—	(5,400)
Stock-based compensation	—	—	1,738	—	—	1,738
Issuance of common stock for annual incentive plan ("AIP") payment, net of shares withheld to cover tax withholding	706	1	2,766	—	—	2,767
Issuance of common stock for 401K match	413	—	1,659	—	—	1,659
Balance at March 31, 2026	74,819	$113	$458,392	$(104)	$(361,870)	$96,531

Balance at December 31, 2024	72,515	$111	$454,502	$(129)	$(327,347)	$127,137
Net loss	—	—	—	—	(8,604)	(8,604)
Foreign currency translation gain	—	—	—	80	—	80
Actuarial gain on pension liability adjustment	—	—	—	8	—	8
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	76	—	(104)	—	—	(104)
Stock-based compensation	—	—	5,534	—	—	5,534
Issuance of common stock for 401K match	728	1	2,062	—	—	2,063
Balance at March 31, 2025	73,319	$112	$461,994	$(41)	$(335,951)	$126,114
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the fiscal year then ended. We have continued to follow the accounting policies set forth in those financial statements.
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
Restructuring Expenses
As disclosed in the Company's recent Annual Report on Form 10-K for the year ended December 31, 2025, in the fourth quarter of 2025, the Company committed to a restructuring plan as part of its efforts to streamline operations and to align people, roles and projects to our strategic priorities ("2025 restructuring"). The 2025 restructuring plan reduced the Company's workforce, with a portion of the affected employees separating from the business during the current quarter and the remainder expected to separate by the third quarter of 2026. The Company continues to evaluate the 2025 restructuring plan and may incur incremental restructuring charges through the remainder of 2026 to the extent such charges are determined to be probable and estimable. The Company incurred $1.5 million in cumulative restructuring expenses related to the 2025 restructuring plan.
At each reporting date, the Company evaluates its restructuring expense accrual to determine if the liabilities reported are still appropriate. Any changes in the estimated costs of executing the approved restructuring plan are reflected in the Company's unaudited consolidated statement of operations.

Table 2: Summary of Changes in Restructuring Expenses Accrual
Severance and related benefit costs(1)

(in thousands)
Balance at December 31, 2025	$1,451
Cash payments	(380)
Balance at March 31, 2026	$1,071
(1) Restructuring-related liabilities are reported as part of "Accrued liabilities" in the Company's unaudited consolidated balance sheets, see Note 8 - Other Balance Sheet Components for further details.
Recent Accounting Pronouncements
The Company adopted all applicable standards effective as of December 31, 2025, within these unaudited consolidated financial statements, with no material impact as a result of the adoption.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets.” This standard provides simplified guidance on measuring credit losses for accounts receivable and contract assets. The update introduces a practical expedient and an accounting policy election to ease the process. All entities can elect the practical expedient to assume that the current economic conditions at the balance sheet date will remain constant through the life of the current receivables and contract assets. Entities that elect the practical expedient and the accounting policy election should apply the amendments in this ASU prospectively. The ASU was effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted the standard in the first quarter of 2026 and the adoption did not have a material impact on our unaudited consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-12, "Codification Improvement." This ASU includes a number of improvements that span a wide range of topics, which includes amendments on the following provisions, among other things, (1) clarify diluted earnings per share ("EPS") calculation when a loss from continuing operation exists; (2) revising the calculation of the reference amount for beneficial interests to prevent double counting credit losses; (3) clarify the permissible methods to account for treasury stock retirements; and (4) clarify the guidance for transfers of receivables from contracts with customers. The standard will be effective for annual reporting periods beginning after December 31, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our unaudited consolidated financial statements.
In addition, from time to time, new accounting standards are issued by the Financial Accounting Standards Board or other standard-setting bodies and are adopted by the Company as of the specified accounting date. Unless otherwise discussed, the Company believes that issued standards not yet effective will not have a material effect on its financial statements.

3. REVENUE RECOGNITION
The majority of our revenue is recognized over time, as control is transferred continuously to our customers, who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 71% and 79% of our revenue for the three months ended March 31, 2026, and 2025, respectively. For performance obligations in which control does not continuously transfer to the customer, we recognize revenue when each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 29% and 21% of our revenue for the three months ended March 31, 2026, and 2025, respectively. The change in revenue mix for the three months ended March 31, 2026, as compared to the prior period, was primarily driven by an increase in product sales volume from a successful ramp-up of a significant program.
Our contracts may include various types of variable considerations and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we adjust our revenue when deemed necessary. No revenue adjustments were recorded during the three months ended March 31, 2026, and 2025.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceed the total estimated revenue for a performance obligation. No contract loss was recorded during the three months ended March 31, 2026. We recorded an immaterial contract loss during the three months ended March 31, 2025.
Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 14 – Segment Information, we disaggregate our revenues by customer and contract types. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially most of our revenues are generated from U.S. customers, while international customers are de minimis; as such, the financial information by geographic location is not presented.

Table 3.1: Revenue by Customer Type
	For the Three Months Ended
	March 31, 2026		March 31, 2025
	Amount	%	Amount	%

	(dollars in thousands)
Federal	$44,204	93%	$27,301	89%
State & local, and commercial	3,538	7%	3,315	11%
Total revenue	$47,742	100%	$30,616	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended
	March 31, 2026		March 31, 2025
	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$37,461	79%	$19,998	65%
Time-and-materials	8,662	18%	8,377	28%
Cost plus fixed fee	1,619	3%	2,241	7%
Total revenue	$47,742	100%	$30,616	100%
A majority of the Company's revenue was derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government. No other customer accounted for 10% or more of the Company's revenue during the three months ended March 31, 2026, and 2025.

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended
	March 31, 2026	March 31, 2025
Federal government:
Security Solutions segment	$42,432	$22,652
Secure Networks segment	1,772	4,649
Total	$44,204	$27,301

Table 3.4: Contract Balances
	Balance Sheet Presentation	March 31, 2026	December 31, 2025

		(in thousands)
Billed accounts receivables (1)	Accounts receivable, net	$9,968	$9,375
Unbilled accounts receivable	Accounts receivable, net	6,003	6,962
Contract assets	Accounts receivable, net	454	663
Contract liabilities – current	Contract liabilities – current portion	18,096	11,223
Contract liabilities – non-current	Contract liabilities – non-current portion	951	1,124
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three months ended March 31, 2026, and 2025, which was included in the contract liabilities balance at December 31, 2025, and 2024, was $4.8 million and $2.4 million, respectively.
As of March 31, 2026, we had approximately $61.9 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 98% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	March 31, 2026	December 31, 2025

	(in thousands)
Billed accounts receivable	$10,009	$9,416
Unbilled accounts receivable	6,003	6,962
Contract assets	454	663
Allowance for credit losses (1)	(41)	(41)
Accounts receivable, net	$16,425	$17,000
(1) Includes recoveries from credit losses, net of provision.
Because our primary customer base includes agencies of the U.S. federal government, we have a concentration of credit risk associated with our accounts receivable, as 88% and 85% of our billed and unbilled accounts receivable as of March 31, 2026, and December 31, 2025, respectively, were with U.S. federal government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees from our customers. We maintain allowances for potential losses, where appropriate.
On March 10, 2026, we entered into a new Factoring Agreement with an unrelated third-party (the "Factor"). Under this Factoring Agreement, we may offer eligible accounts receivable arising from our U.S. government prime contracts or subcontracts for sale (the "Purchased Receivables") to the Factor, and the Factor may purchase such receivables at its sole discretion, on a non-recourse basis. These transactions are accounted for as a "true sale" as we have surrendered control over the receivables, and is not obligated to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by the customers due to an inability to pay. The total amount of Purchased Receivables is subject to a maximum limit of $10.0 million of outstanding Purchased Receivables at any given time. The initial term of the Factoring Agreement expires on March 10, 2027, and automatically renews annually thereafter unless terminated in writing by the parties. There were no accounts receivables sold during the three months ended March 31, 2026.

5. PROPERTY AND EQUIPMENT, NET

Table 5.1: Details of Property and Equipment, Net
	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$17,315	$(15,104)	$2,211	$17,275	$(14,727)	$2,548
Leasehold improvements	3,419	(2,936)	483	3,419	(2,896)	523
Total	$20,734	$(18,040)	$2,694	$20,694	$(17,623)	$3,071

Table 5.2: Depreciation and Amortization Expense
	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Depreciation and amortization expense	$457	$445
6. GOODWILL
The goodwill balance was $3.0 million as of March 31, 2026, and December 31, 2025, allocated to the Security Solutions segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges were recorded for the three months ended March 31, 2026, and 2025.
7. INTANGIBLE ASSETS, NET

Table 7.1: Details of Intangible Assets, Net
		March 31, 2026			December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(2,117)	$1,513	$3,630	$(2,004)	$1,626
Customer relationship	3	40	(40)	—	40	(40)	—
Software development costs	2 - 5	43,913	(26,068)	17,845	43,411	(23,576)	19,835
Subtotal		47,583	(28,225)	19,358	47,081	(25,620)	21,461
In-process software development costs (1)		10,450	—	10,450	8,820	—	8,820
Total		$58,033	$(28,225)	$29,808	$55,901	$(25,620)	$30,281

(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of the balance sheet date, thus not yet amortized.

Table 7.2: Amortization Expense
	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Amortization expense related to:
Software development costs - cost of sales (1)	$2,492	$1,411
Other intangible assets - general and administrative	113	113
Total	$2,605	$1,524
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed is charged under cost of sales on the unaudited consolidated statements of operations.

8. OTHER BALANCE SHEET COMPONENTS

Table 8.1: Details of Other Current Assets
	March 31, 2026	December 31, 2025

	(in thousands)
Inventories, net	$2,890	$996
Deferred costs	791	887
Receivables - other	—	529
Other	—	1,250
Other current assets	$3,681	$3,662

Table 8.2: Details of Other Assets
	March 31, 2026	December 31, 2025

	(in thousands)
Investment (1)	$3,750	$3,750
Prepaid expense and deferred commission – long-term portion	563	537
Restricted cash	140	140
Other	90	86
Other assets	$4,543	$4,513
(1) In March 2024, we made a $3.0 million investment in a privately held company via a simple agreement for future equity ("SAFE"). In October 2025, the Company's SAFE investment was settled into 8,964,262 shares of Series A common stock at a settlement price of $0.42 per share, based on the valuation cap in the original agreement, resulting in 3.8% ownership with no significant influence over the privately-held company. Upon settlement of the SAFE, the investment was remeasured to its fair value of $3.8 million. The SAFE investment was settled into equitable shares of the privately-held company's common stock. The investment does not have a readily determinable fair value and the Company elected the measurement alternative to value its investment. The fair value of this investment was based on non-marketable observable inputs, which represent Level 3 measurement within the fair value hierarchy. The investment was carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investment of the same issuer, with any gains or losses recorded within "other income" on the unaudited consolidated statement of operations. We did not note any changes in the fair value during the three months ended March 31, 2026, and 2025.

Table 8.3: Details of Accrued Liabilities
	March 31, 2026	December 31, 2025

	(in thousands)
Accrued project expenses	$4,321	$4,289
Restructuring expenses accrual	1,071	1,451
Other	1,222	1,160
Accrued liabilities	$6,614	$6,900
9. REVOLVING CREDIT FACILITY
On December 30, 2022, we entered into a Credit Agreement (the "Credit Agreement"), by and among the Company, as borrower, Xacta Corporation, ubIQuity.com, inc., Teloworks, Inc., and Telos Identity Management Solutions, LLC, as guarantors, the lenders party thereto (the "Lenders"), and JPMorgan Chase Bank N.A. ("JPMorgan Chase"), as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement provided for a $30.0 million senior secured revolving credit facility, with the option of issuing letters of credit thereunder with a sub-limit of $5.0 million, and with an uncommitted expansion feature of up to $30.0 million of additional revolver capacity (the "Loan"). The Loan is subject to acceleration in the event of customary events of default. The Company has not drawn any amount under the Loan.
Until December 30, 2025, borrowings under the Credit Agreement accrued interest, at our option, at one of three variable rates, plus a specified margin. We can elect to borrow at (i) the Alternative Base Rate, plus 0.9%; (ii) Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR"), plus 1.9%; or (iii) Adjusted Term SOFR, plus 1.9%, as such capitalized terms are defined and calculated in the Credit Agreement. The Company may elect to convert borrowings from one type of borrowing to another type per the terms of the Credit Agreement. After the occurrence and during the continuance of any event of default, the interest rate may increase by an additional 2.0%. We are obligated to pay accrued interest (i) with respect to amounts accruing interest based on the Alternative Base Rate, each calendar quarter and on the maturity date, (ii) with respect to amounts accruing interest based on Adjusted Daily Simple SOFR, on each one-month anniversary of the borrowing and on the maturity date, and (iii) with respect to amounts accruing interest based on Adjusted Term SOFR, at the end of the period specified per the Credit Agreement and on the maturity date. Upon five, three, or one day's prior notice, as applicable, we may prepay any portion or the entire amount of the Loan.

The Loan under the Credit Agreement is collateralized by substantially all of the Company's assets, including the Company's pledge of its domestic and material foreign subsidiary equity interests.
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of March 31, 2026.
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
On December 30, 2025, the Company entered into a Second Amendment to Credit Agreement (the "Second Amendment") with JPMorgan Chase. The Second Amendment modified the Credit Agreement to, among other modifications, (a) established the Applicable Rate for borrowings under the revolving credit facility at 1.25% for ABR Loans and 2.25% for Term Benchmark/RFR Loans, with a commitment fee rate of 0.25%, (b) established the Revolving Commitment under the Credit Agreement at $15.0 million with an expansion feature of up to $15.0 million of additional credit capacity, (c) extended the Revolving Credit Maturity Date to December 30, 2026, and (d) required the Company and its subsidiaries to maintain at least $5.0 million of unrestricted cash and Permitted Investments with JPMorgan Chase at all times. Except as modified by the Second Amendment, the terms and conditions of the Credit Agreement remain in full force and effect.
10. STOCK-BASED COMPENSATION
On May 7, 2026, the Company's stockholders approved Amendment No. 2 to the Amended and Restated 2016 Omnibus Long-Term Incentive Plan ("2016 LTIP") that increased the number of shares available for issuance under the 2016 LTIP by an additional 5,380,000 shares.
As of March 31, 2026, approximately 0.5 million shares of our common stock were available for future grants under the 2016 LTIP. There were no income tax benefits recognized on the share-based compensation expense (as reflected on the table below) for the three months ended March 31, 2026, and 2025.

Table 10.1: Details of Stock Compensation Expense by Statements of Operations Line Item
	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Cost of sales – services	$216	$190
Research and development	219	40
Selling, general and administrative	2,536	6,818
Total	$2,971	$7,048
Restricted Stock

Table 10.2: Restricted Stock Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2025	2,182,836	10,861,854	13,044,690	$3.49
Granted	991,756	—	991,756	4.02
Vested	(991,756)	(2,420,691)	(3,412,447)	3.42
Forfeited	(27,255)	—	(27,255)	3.70
Unvested outstanding units as of March 31, 2026	2,155,581	8,441,163	10,596,744	$3.27

As of March 31, 2026, and 2025, the intrinsic value of the restricted stock units with time-base vesting ("RSUs") and restricted stock units with performance-based vesting ("PSUs") outstanding, exercisable, and vested or expected to vest was $44.4 million and $29.5 million, respectively. There were approximately $6.8 million of total compensation costs related to stock-based awards not yet recognized as of March 31, 2026, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.4 years.
Stock Options

Table 10.3: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2025	227,000	$1.80	7.4	$749,100
Granted	—	—	0.0	—
Exercised	—	—	0.0	—
Forfeited, cancelled, or expired	—	—	0.0	—
Outstanding option balance as of March 31, 2026	227,000	$1.80	7.1	$542,530
Exercisable stock option as of March 31, 2026	227,000	$1.80	7.1	$542,530
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of March 31, 2026.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the next annual stockholders meeting is expected to occur at the same approximate time each year.
As of March 31, 2026, there were no unrecognized compensation costs related to non-vested stock options.
11. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors ("Board") approved a new share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. On March 12, 2026, the Board further authorized the Company to repurchase up to an additional $25.0 million of its common stock under its existing repurchase program. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of March 31, 2026, there was approximately $47.9 million of the authorization remaining for future common stock repurchases under the SRP.

Table 11: Share Repurchase Program Activity
	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands, except per share and share data)
Amounts paid for shares repurchased (1)	$2,198	$—
Number of shares repurchased	517,136	—
Average per share price paid (1)	$4.25	$—
(1) Includes commissions paid for repurchases on the open market.
12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 12: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2025	$(177)	$81	$(96)
Other comprehensive loss before reclassification, net of tax	(8)	—	(8)
Balance as of March 31, 2026	$(185)	$81	$(104)

13. EARNINGS (LOSS) PER SHARE
Basic EPS is computed by dividing net income (loss) by the basic weighted-average number of common shares outstanding for the period. Diluted EPS is calculated to give effect to all potentially dilutive common stock equivalents that were outstanding during the reporting period. The dilutive effects of outstanding common stock equivalents are determined using the treasury-stock and if-converted method, only in periods in which such effect would have been dilutive for the period.

Table 13: Weighted-Average Number of Shares Outstanding – Earnings per Share
	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Basic weighted-average number of shares outstanding	73,822	72,715
Dilutive effect of unvested restricted stock units and stock options	3,793	—
Diluted weighted-average number of shares outstanding	77,615	72,715
For a period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive. For the three months ended March 31, 2025, the diluted earnings per share calculation excludes 627,612 of potentially dilutive securities that were anti-dilutive.
For the three months ended March 31, 2026, and 2025, outstanding PSUs aggregating 6,235,000 and 10,604,187, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon the satisfaction of certain conditions, which were not satisfied by the end of the period.
14. SEGMENT INFORMATION
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
We measure each segment's profitability based on gross profit. The Chief Executive Officer ("CEO"), whom we identified as the chief operating decision maker ("CODM"), evaluates the segment's performance based on metrics, such as segment revenue and gross profit, to align with our strategies and objectives, and provide a framework for the timely and rational allocation of resources between the segments.
We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, if any. There were no inter-segment sales and transfers during the three months ended March 31, 2026, and 2025. Interest income, interest expense, other income and expense items, and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure and are primarily recorded at the corporate level.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.

Table 14: Results of Operations by Business Segment
	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$45,970	$1,772	$47,742	$25,818	$4,798	$30,616
Cost of sales
Depreciation and amortization (1)	2,593	3	2,596	1,501	2	1,503
Stock-based compensation expense (1)	194	22	216	169	21	190
Other segment items (2)	26,320	1,235	27,555	13,088	3,653	16,741
Total cost of sales	29,107	1,260	30,367	14,758	3,676	18,434
Gross profit	$16,863	$512	17,375	$11,060	$1,122	12,182
Operating expenses:
Research and development expenses			1,357			1,571
Selling, general and administrative expenses			14,563			19,633
Total operating expenses			15,920			21,204
Operating income (loss)			1,455			(9,022)
Other income			697			561
Interest expense			(111)			(147)
Income (loss) before income taxes			2,041			(8,608)
(Provision for) benefit from income taxes			(18)			4
Net income (loss)			$2,023			$(8,604)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided by the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.
15. SUPPLEMENTAL CASH FLOW INFORMATION

Table 15.1: Details of Cash, Cash Equivalents, and Restricted Cash
	March 31, 2026	December 31, 2025

	(in thousands)
Cash and cash equivalents	$50,230	$53,180
Restricted cash (1)	140	140
Cash, cash equivalents, and restricted cash	$50,370	$53,320
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is included within "Other assets" on the unaudited consolidated balance sheets.

Table 15.2: Supplemental Cash Flow Information
	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Cash paid during the period for:
Interest	$109	$129
Non-cash investing and financing activities:
Capital expenditure activity in accounts payable and other accrued liabilities	$54	$288
Issuance of common stock for 401K match	1,659	2,063
Issuance of common stock for AIP payment	3,987	—

16. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings typically seek various remedies, including claims for monetary damages in varying amounts or unspecified amounts. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of any such known matters will not have a material adverse effect on the Company's business or its unaudited consolidated financial statements as of March 31, 2026.
Other - Government Contracts
As a U.S. federal government contractor, we are subject to various audits and investigations by the U.S. federal government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. federal government investigations of our operations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. federal government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. federal government. U.S. federal government investigations often take years to complete and many result in no adverse action against us. We also provide products and services to customers outside the United States, which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. federal government regulations may also be audited or investigated.
Subsequent Events
On April 29, 2026, the Company announced that John Wood, the President, CEO and Chairman of the Board, was taking a medical leave of absence. Effective April 28, 2026, Mark Griffin, Executive Vice President, Security Solutions, Mark Bendza, Executive Vice President and Chief Financial Officer, and Hutch Robbins, Executive Vice President and General Counsel (under the oversight of and reporting to the Company’s Board) have assumed the responsibilities of the Chief Executive Officer on an interim basis. Fred Schaufeld has been appointed by the Board of Directors to serve as its Chairman on an interim basis effective immediately. The Board and executive leadership team are working closely to ensure continuity of the Company’s operations during Mr. Wood’s absence. The Company does not anticipate material disruption to its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Several important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 16, 2026.
Overview
Telos Corporation empowers and protects the world’s most security-conscious organizations with efficient, adaptable, and secure solutions that safeguard people, systems, and information. We deliver advanced capabilities across cyber governance, risk, and compliance ("GRC") with Xacta®; identity and biometric solutions; secure networks and communications; and TSA PreCheck® enrollment services. Our primary customers include the U.S. federal government, large commercial organizations, state and local governments, and global enterprises. Telos helps customers stay ahead of evolving threats, accelerate compliance, and achieve mission success. Driven by purpose and guided by our core values, we build trusted partnerships, deliver superior solutions, and help create a more secure, interconnected world.
Recently, Telos launched Xacta.aiTM, the artificial intelligence ("AI") capability at the core of the Xacta cyber GRC platform, dramatically reducing compliance time and effort. Xacta.ai delivers expert-level guidance and real-time insights, empowering organizations to move from reactive compliance to proactive risk management.
Business Environment
U.S. Federal Government
Our consolidated revenue is largely attributable to prime contracts or to subcontracts with prime contractors engaged in work for the U.S. federal government, with the remaining revenue attributable to state and local governments, and commercial markets. We generated approximately 93% and 89% of our total revenues from contracts with U.S. government agencies in the first quarter of fiscal year ("FY") 2026 and 2025, respectively. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While certain administration priorities, such as cybersecurity, national security and AI, present greater opportunity for our products and services, turmoil within the federal government, including personnel and leadership turnover and budgetary uncertainty, has had the effect of lengthening our sales cycle in certain cases. We continuously monitor U.S. federal budget, legislative, and contracting trends and activities, and align our capabilities in response to these developments.
Macroeconomic Conditions
During the current quarter, the global economy has continued to experience volatility arising from geopolitical developments and broader economic and financial factors, specifically including the ongoing conflict in Iran and the Middle East. This volatility has resulted in, and may be expected to continue to result in, rising energy prices, supply chain disruptions, and inflationary pressures, among other consequences. However, in part due to the importance of our offerings to our customers, the type of solutions we provide, and the nature of our largest customers, to date our business has not been materially impacted by these consequences. If global volatility continues to increase and the conflict in the Middle East is prolonged or intensifies, the economic uncertainty inherent in such global instability may affect our results of operations. Management continues to monitor this evolving geopolitical situation.

Financial Overview
Several key highlights of our financial performance in the first quarter of 2026 are described below. More details are presented in our "Results of Operations" section.
•Revenue increased 55.9% due to 78.1% growth in Security Solutions, driven primarily by the expansion of multiple large programs in Telos ID.
•Operating expenses decreased by $5.3 million, or 24.9%, year-over-year due to lower stock-based compensation and ongoing disciplined cost management.
•Net income expanded by $10.6 million, from a net loss of $8.6 million in the first quarter of 2025 to a net income of $2.0 million in the current quarter.
•Cash flow from operations improved by $2.6 million year-over-year from a $6.1 million inflow to an $8.7 million inflow, or 18.1% of revenue, primarily due to improved revenue and profitability.
•$2.2 million was deployed to repurchase approximately 0.5 million shares of the Company’s common stock at an average share price of $4.25 per share.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended
	March 31, 2026	March 31, 2025	Dollar Change

	(dollars in thousands)
Revenue	$47,742	$30,616	$17,126
Cost of sales	30,367	18,434	11,933
Gross profit	17,375	12,182	5,193
Gross margin	36.4%	39.8%
Operating expenses	15,920	21,204	(5,284)
Operating expenses as percentage of revenue	33.3%	69.3%
Operating income (loss)	1,455	(9,022)	10,477
Other income	697	561	136
Interest expense	(111)	(147)	36
Income (loss) before income taxes	2,041	(8,608)	10,649
(Provision for) benefit from income taxes	(18)	4	(22)
Net income (loss)	$2,023	$(8,604)	$10,627
Consolidated Results
Our business segments have different factors driving revenue fluctuations and profitability. The discussion of the changes in our revenue and profitability is covered in greater detail in the following section, "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Operating expenses decreased by $5.3 million, or 24.9%, in the first quarter of 2026, compared to the same period in 2025. Research and development ("R&D") expenses slightly declined by $0.2 million, or 13.6%, in the first quarter of 2026, compared to the same period in 2025. Selling, general and administrative ("SG&A") expenses decreased by $5.1 million, or 25.8%, in the first quarter of 2026, compared to the same period in 2025, primarily due to lower stock-based compensation expenses. Excluding stock-based compensation, reductions in R&D and SG&A expenses were due to ongoing cost discipline and restructuring. As a percentage of revenue, overall operating expenses were 33.3% and 69.3% for the three months ended March 31, 2026, and 2025, respectively.
Other income increased by 24.2% in the first quarter of 2026, compared to the same period in 2025, primarily due to the refund in the current quarter of a prior year VAT claim that was previously determined to be uncollectible.

Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended
	March 31, 2026	March 31, 2025	Dollar Change

	(dollars in thousands)
Revenue	$45,970	$25,818	$20,152
Cost of sales (excluding depreciation and amortization)	26,514	13,257	13,257
Depreciation and amortization	2,593	1,501	1,092
Total cost of sales	29,107	14,758	14,349
Gross profit	$16,863	$11,060	$5,803
Gross margin	36.7%	42.8%
For the quarter ended March 31, 2026, the Security Solutions segment revenue increased by 78.1%, compared to the same period in 2025, due to the expansion of multiple large programs in Telos ID.
For the quarter ended March 31, 2026, the Security Solutions segment gross profit increased by 52.5%, compared with the same period in 2025, due to higher segment revenues. Segment gross margin decreased from 42.8% in 2025 to 36.7% in 2026, primarily due to revenue mix and higher non-cash infrastructure costs.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended
	March 31, 2026	March 31, 2025	Dollar Change

	(dollars in thousands)
Revenue	$1,772	$4,798	$(3,026)
Cost of sales (excluding depreciation and amortization)	1,257	3,674	(2,417)
Depreciation and amortization	3	2	1
Cost of sales	1,260	3,676	(2,416)
Gross profit	$512	$1,122	$(610)
Gross margin	28.9%	23.4%
For the quarter ended March 31, 2026, the Secure Networks segment revenue decreased by 63.1%, compared to the same period in 2025, primarily due to the continued ramp down of several programs within the portfolio without corresponding new business wins to backfill completed programs.
For the quarter ended March 31, 2026, the Secure Networks segment gross profit decreased by 54.4%, compared with the same period in 2025, due to lower revenue. By contrast, segment gross margin expanded from 23.4% in the first quarter of 2025 to 28.9% in the first quarter of 2026, primarily due to program mix.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, future operating cash flows, and, if needed, sale of receivables under the Factoring Agreement and/or borrowings under our $15.0 million revolving credit facility with a maturity date of December 30, 2026, and with an available expansion feature of up to $15.0 million of additional revolver facility. A variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity.
As of March 31, 2026, we had cash and cash equivalents of $50.2 million and our working capital was $58.6 million.
We place a strong emphasis on liquidity management. This focus gives us the flexibility for capital deployment while preserving a strong balance sheet to position us for future opportunities. We believe we have adequate funds on hand to execute our financial and operating strategy. Our overall financial position and liquidity are strong. Although no assurances can be given, we believe available cash balances and access to our revolving credit facility and Factoring Agreement are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash Flow

Table MD&A 4: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(in thousands)
Net cash provided by operating activities	$8,656	$6,106
Net cash used in investing activities	(2,277)	(2,337)
Net cash used in financing activities	(9,329)	(556)
Net change in cash, cash equivalents, and restricted cash	$(2,950)	$3,213
Net cash provided by operating activities for the three months ended March 31, 2026, was $8.7 million, an increase of $2.6 million compared to the same period in 2025. The change is attributable to favorable changes in working capital, primarily driven by the timing of receipts from customers, and the timing of payments to vendors, coupled with higher cash earnings (i.e., net income (loss), excluding non-cash items that do not impact cash flows from operating activities).
Net cash used in investing activities for the three months ended March 31, 2026, slightly decreased by $0.1 million, compared to the same period of the prior year, primarily due to decreases in capital expenditures.
Net cash used in financing activities for the three months ended March 31, 2026, increased by $8.8 million, compared to the same period in 2025. This is primarily attributable to the repurchases of common stock under the share repurchase program (see Note 11 – Share Repurchases) amounting to $2.2 million in the first quarter of 2026 , with no similar activity in 2025, and an increase in payment of tax withholding related to net share settlement of equity awards by $6.5 million in fiscal year 2026.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2025 Form 10-K, as filed with the SEC on March 16, 2026, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of financial risks, such as interest rate risk, foreign currency translation risk, and counterparty risk, which can affect our operations and profitability. The Company's market risk disclosure set forth on "Part II, Item 7A – Quantitative and Qualitative Disclosure about Market Risk," on the 2025 Form 10-K, as filed with the SEC on March 16, 2026, have not changed materially during the three months period ended March 31, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2026, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included under Note 16 – Commitments, Contingencies and Subsequent Events and to the unaudited consolidated financial statements.
Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed under "Part I, Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Securities:
None.
(b) Use of Proceeds:
None.
(c) Issuers Purchase of Equity Securities

Common Stock Purchase Activity During the Three Months Ended March 31, 2026
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
January 1, 2026 - January 31, 2026	—	$—	—	$25,088,723
February 1, 2026 - February 28, 2026	—	—	—	$25,088,723
March 1, 2026 - March 31, 2026(1)	517,136	4.25	517,136	$47,890,350
Total	517,136	$4.25	517,136
(1) On May 24, 2022, the Board of Directors ("Board) authorized a Share Repurchase Program, pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. On March 12, 2026, the Board authorized an increase to the existing stock purchase program whereby the Company may purchase, at management's discretion, up to an additional $25.0 million of its common stock. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. For the first quarter of 2026, the Company repurchased 517,136 shares of common stock under the program for an aggregate price of $2.2 million on the open market.
Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Description
10.1	*
Amendment No. 2 to the Telos Corporation Amended and Restated 2016 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K on May 7, 2026.

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

TELOS CORPORATION

/s/ Mark Griffin	May 11, 2026
By: Mark Griffin
Executive Vice President, Security Solutions (Principal Executive Officer)

/s/ Mark Bendza	May 11, 2026
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ DJ Terreri	May 11, 2026
By: DJ Terreri
Controller and Chief Accounting Officer (Principal Accounting Officer)