Form 10-Q
period 2026-06-30
TELOS CORP
filed 2026-08-10
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of August 3, 2026, the registrant had outstanding 74,736,789 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands, except per share amounts)
Revenue – services	$40,594	$29,301	$82,655	$58,146
Revenue – products	7,151	6,667	12,832	8,438
Total revenue	47,745	35,968	95,487	66,584
Cost of sales – services (excluding depreciation and amortization)	22,537	16,605	45,776	32,096
Cost of sales – products (excluding depreciation and amortization)	6,002	5,716	10,534	7,156
Depreciation and amortization	2,514	1,715	5,110	3,218
Total cost of sales	31,053	24,036	61,420	42,470
Gross profit	16,692	11,932	34,067	24,114
Operating expenses:
Research and development expenses	1,345	1,512	2,702	3,083
Selling, general and administrative expenses	15,037	20,303	29,600	39,936
Total operating expenses	16,382	21,815	32,302	43,019
Operating income (loss)	310	(9,883)	1,765	(18,905)
Other income	501	553	1,198	1,114
Interest expense	(107)	(141)	(218)	(288)
Income (loss) before income taxes	704	(9,471)	2,745	(18,079)
Provision for income taxes	(44)	(46)	(62)	(42)
Net income (loss)	$660	$(9,517)	$2,683	$(18,121)

Net income (loss) per share:
Basic	$0.01	$(0.13)	$0.04	$(0.25)
Diluted	$0.01	$(0.13)	$0.03	$(0.25)

Weighted-average shares outstanding:
Basic	74,895	73,163	74,361	72,940
Diluted	77,547	73,163	77,576	72,940
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)
Net income (loss)	$660	$(9,517)	$2,683	$(18,121)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3	(5)	(5)	75
Actuarial gain on pension liability adjustment	—	—	—	8
Other comprehensive income (loss)	3	(5)	(5)	83
Comprehensive income (loss)	$663	$(9,522)	$2,678	$(18,038)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$50,647	$53,180
Accounts receivable, net	18,000	17,000
Inventories, net	4,917	996
Prepaid expenses	7,562	10,565
Deferred program expenses	13,920	10,006
Other current assets	1,779	2,666
Total current assets	96,825	94,413
Property and equipment, net	2,490	3,071
Finance lease right-of-use assets, net	3,560	4,170
Operating lease right-of-use assets, net	298	410
Goodwill	3,006	3,006
Intangible assets, net	29,213	30,281
Other assets	4,357	4,513
Total assets	$139,749	$139,864
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$6,390	$4,087
Accrued liabilities	5,673	6,900
Accrued compensation and benefits	8,985	12,309
Contract liabilities – current portion	17,220	11,223
Finance lease obligations – current portion	2,113	2,033
Operating lease obligations – current portion	255	232
Total current liabilities	40,636	36,784
Contract liabilities – non-current portion	874	1,124
Finance lease obligations – non-current portion	4,536	5,608
Operating lease obligations – non-current portion	62	186
Deferred income taxes	57	53
Other liabilities	171	159
Total liabilities	46,336	43,914
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 74,736,789 shares and 72,773,272 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	113	111
Additional paid-in capital	454,611	459,828
Accumulated other comprehensive loss	(101)	(96)
Accumulated deficit	(361,210)	(363,893)
Total stockholders’ equity	93,413	95,950
Total liabilities and stockholders’ equity	$139,749	$139,864
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,683	$(18,121)
Adjustments to reconcile net income (loss) to cash flows from operations:
Stock-based compensation	6,184	14,805
Depreciation and amortization	6,776	4,845
Loss on disposal of fixed assets	52	—
Provision for inventory obsolescence	42	—
Amortization of debt issuance costs	17	35
Deferred income taxes	4	27
Provision for (recovery from) doubtful accounts	1	(20)
Changes in operating assets and liabilities:
Accounts receivable	(1,001)	86
Inventories	(1,942)	(1,079)
Prepaid expenses, deferred program expenses, other current assets and other assets	4,445	(1,933)
Accounts payable	(2,158)	9,540
Accrued compensation and benefits	(208)	601
Contract liabilities	5,746	6,114
Accrued liabilities and other liabilities	(3,152)	(1,844)
Net cash provided by operating activities	17,489	13,056
Cash flows from investing activities:
Capitalized software development costs	(4,102)	(4,401)
Purchases of property and equipment	(391)	(257)
Net cash used in investing activities	(4,493)	(4,658)
Cash flows from financing activities:
Payment of tax withholding related to net share settlement of equity awards	(7,626)	(1,062)
Repurchases of common stock	(6,889)	(4,002)
Payments under finance lease obligations	(992)	(914)
Payments for debt issuance costs	(21)	—
Net cash used in financing activities	(15,528)	(5,978)
Net change in cash, cash equivalents, and restricted cash	(2,532)	2,420
Cash, cash equivalents, and restricted cash, beginning of period	53,320	54,717
Cash, cash equivalents, and restricted cash, end of period	$50,788	$57,137
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at March 31, 2026	74,819	$113	$458,392	$(104)	$(361,870)	$96,531
Net income	—	—	—	—	660	660
Foreign currency translation gain	—	—	—	3	—	3
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	960	1	(1,007)	—	—	(1,006)
Stock-based compensation	—	—	1,916	—	—	1,916
Repurchases of common stock	(1,042)	(1)	(4,690)	—	—	(4,691)
Balance at June 30, 2026	74,737	$113	$454,611	$(101)	$(361,210)	$93,413

Balance at March 31, 2025	73,319	$112	$461,994	$(41)	$(335,951)	$126,114
Net loss	—	—	—	—	(9,517)	(9,517)
Foreign currency translation loss	—	—	—	(5)	—	(5)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	611	—	(958)	—	—	(958)
Stock-based compensation	—	—	6,781	—	—	6,781
Repurchases of common stock	(1,488)	(1)	(4,001)	—	—	(4,002)
Balance at June 30, 2025	72,442	$111	$463,816	$(46)	$(345,468)	$118,413

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2025	72,773	$111	$459,828	$(96)	$(363,893)	$95,950
Net income	—	—	—	—	2,683	2,683
Foreign currency translation loss	—	—	—	(5)	—	(5)
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	2,404	2	(6,408)	—	—	(6,406)
Stock-based compensation	—	—	3,654	—	—	3,654
Repurchases of common stock	(1,559)	(1)	(6,888)	—	—	(6,889)
Issuance of common stock for annual incentive plan ("AIP") payment, net of shares withheld to cover tax withholding	706	1	2,766	—	—	2,767
Issuance of common stock for 401(k) match	413	—	1,659	—	—	1,659
Balance at June 30, 2026	74,737	$113	$454,611	$(101)	$(361,210)	$93,413

Balance at December 31, 2024	72,515	$111	$454,502	$(129)	$(327,347)	$127,137
Net loss	—	—	—	—	(18,121)	(18,121)
Foreign currency translation gain	—	—	—	75	—	75
Actuarial gain on pension liability adjustment	—	—	—	8	—	8
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	687	—	(1,062)	—	—	(1,062)
Stock-based compensation	—	—	12,315	—	—	12,315
Repurchases of common stock	(1,488)	(1)	(4,001)	—	—	(4,002)
Issuance of common stock for 401(k) match	728	1	2,062	—	—	2,063
Balance at June 30, 2025	72,442	$111	$463,816	$(46)	$(345,468)	$118,413
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the full year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the fiscal year then ended. We have continued to follow the accounting policies set forth in those financial statements.
Reclassification
Certain prior-period amounts have been reclassified to conform to the current period presentation. This reclassification relates to presenting "Inventories, net" as a separate line item on the unaudited consolidated balance sheets from "Other current assets."
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
Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition and cost estimation on certain contracts, allowance for credit losses, inventory obsolescence, valuation allowance for deferred tax assets, income taxes, certain assumptions related to stock-based compensation, valuation of intangible assets and goodwill, restructuring expenses accruals, and contingencies. Actual results could differ from these estimates. The impact of changes in estimates is recorded in the period in which they become known.
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

(in thousands)
Balance at December 31, 2025	$1,451
Cash payments	(751)
Balance at June 30, 2026	$700
(1) Restructuring-related liabilities are reported as part of "Accrued liabilities" in the Company's unaudited consolidated balance sheets; see Note 9 - Other Balance Sheet Components for further details.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This standard provides simplified guidance on measuring credit losses for accounts receivable and contract assets. The update introduces a practical expedient and an accounting policy election to ease the process. All entities can elect the practical expedient to assume that the current economic conditions at the balance sheet date will remain constant through the life of the current receivables and contract assets. Entities that elect the practical expedient and the accounting policy election should apply the amendments in this ASU prospectively. The ASU was effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted the standard in the first quarter of 2026 and the adoption did not have a material impact on our unaudited consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which was intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Public entities are required to adopt the guidance for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our unaudited consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, "Codification Improvement." This ASU includes a number of improvements that span a wide range of topics, which includes amendments on the following provisions, among other things, (1) clarify diluted earnings per share ("EPS") calculation when a loss from continuing operation exists; (2) revising the calculation of the reference amount for beneficial interests to prevent double counting credit losses; (3) clarify the permissible methods to account for treasury stock retirements; and (4) clarify the guidance for transfers of receivables from contracts with customers. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our unaudited consolidated financial statements.
In addition, from time to time, new accounting standards are issued by the Financial Accounting Standards Board or other standard-setting bodies and are adopted by the Company as of the specified accounting date. Unless otherwise discussed, the Company believes that issued standards not yet effective will not have a material effect on its financial statements.

3. REVENUE RECOGNITION
The majority of our revenue is recognized over time, as control is transferred continuously to our customers, who receive and consume benefits as we perform. Revenue transferred to customers over time accounted for 69% and 70% of our revenue for the three and six months ended June 30, 2026, respectively, and 68% and 73% of our revenue for the three and six months ended June 30, 2025, respectively. For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time when each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue transferred to customers at a point in time accounted for 31% and 30% of our revenue for the three and six months ended June 30, 2026, respectively, and 32% and 27% of our revenue for the three and six months ended June 30, 2025, respectively. The change in revenue mix for the three and six months ended June 30, 2026, as compared to the prior period, was primarily driven by an increase in product sales volume from a successful ramp-up of a significant program.
Our contracts may include various types of variable considerations and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we adjust our revenue, when deemed necessary. No revenue adjustments were recorded during the three and six months ended June 30, 2026, and 2025.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceeds the total estimated revenue for a performance obligation. No contract loss was recorded during the three and six months ended June 30, 2026. No contract loss was recorded during the three months ended June 30, 2025, while we recorded an immaterial contract loss during the six months ended June 30, 2025.
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

Table 3.1: Revenue by Customer Type
	For the Three Months Ended				For the Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Federal	$43,937	92%	$32,672	91%	$88,141	92%	$59,972	90%
State & local, and commercial	3,808	8%	3,296	9%	7,346	8%	6,612	10%
Total revenue	$47,745	100%	$35,968	100%	$95,487	100%	$66,584	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended				For the Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$37,444	78%	$25,153	70%	$74,904	78%	$45,151	68%
Time-and-materials	8,679	18%	8,913	25%	17,342	18%	17,290	26%
Cost plus fixed fee	1,622	4%	1,902	5%	3,241	4%	4,143	6%
Total revenue	$47,745	100%	$35,968	100%	$95,487	100%	$66,584	100%
A majority of the Company's revenue was derived under prime contracts and subcontracts with agencies and departments of the federal government. No other customer accounted for 10% or more of the Company's revenue during the three and six months ended June 30, 2026, and 2025.

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)
Federal government:
Security Solutions	$42,854	$29,032	$85,286	$51,684
Secure Networks	1,083	3,640	2,855	8,288
Total	$43,937	$32,672	$88,141	$59,972

Table 3.4: Contract Balances
	Balance Sheet Presentation	June 30, 2026	December 31, 2025

		(in thousands)
Billed accounts receivable (1)	Accounts receivable, net	$11,315	$9,375
Unbilled accounts receivable	Accounts receivable, net	5,253	6,962
Contract assets	Accounts receivable, net	1,432	663
Contract liabilities – current	Contract liabilities – current portion	17,220	11,223
Contract liabilities – non-current	Contract liabilities – non-current portion	874	1,124
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing and customer payments. Revenue recognized for the three and six months ended June 30, 2026, which was included in the contract liabilities balance at December 31, 2025, was $3.3 million and $8.1 million, respectively. Revenue recognized for the three and six months ended June 30, 2025, which was included in the contract liabilities balance at December 31, 2024, was $1.7 million and $4.1 million, respectively.
As of June 30, 2026, we had approximately $56.5 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 98% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	June 30, 2026	December 31, 2025

	(in thousands)
Billed accounts receivable	$11,355	$9,416
Unbilled accounts receivable	5,253	6,962
Contract assets	1,432	663
Allowance for credit losses (1)	(40)	(41)
Accounts receivable, net	$18,000	$17,000
(1) Includes provision for credit losses, net of recoveries.
As our primary customer base includes agencies of the U.S. federal government, we have a concentration of credit risk associated with our accounts receivable, as 87% and 85% of our billed and unbilled accounts receivable as of June 30, 2026, and December 31, 2025, respectively, were with U.S. federal government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees. We maintain allowances for potential losses, where appropriate.

On March 10, 2026, we entered into a new Factoring Agreement with an unrelated third-party (the "Factor"). Under this Factoring Agreement, we may offer eligible accounts receivable arising from our U.S. government prime contracts or subcontracts for sale (the "Purchased Receivables") to the Factor, and the Factor may purchase such receivables at its sole discretion, on a non-recourse basis. These transactions are accounted for as a "true sale" as we have surrendered control over the receivables, and we are not obligated to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by the customers due to an inability to pay. The total amount of Purchased Receivables is subject to a maximum limit of $10.0 million of outstanding Purchased Receivables at any given time. The initial term of the Factoring Agreement expires on March 10, 2027, and automatically renews annually thereafter unless terminated in writing by the parties. There were no accounts receivable sold during the six months ended June 30, 2026.
5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	June 30, 2026	December 31, 2025

	(in thousands)
Gross inventory	$5,458	$1,495
Allowance for inventory obsolescence	(541)	(499)
Inventories, net	$4,917	$996
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$17,293	$(15,341)	$1,952	$17,275	$(14,727)	$2,548
Leasehold improvements	3,515	(2,977)	538	3,419	(2,896)	523
Total	$20,808	$(18,318)	$2,490	$20,694	$(17,623)	$3,071

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)
Depreciation and amortization expense	$444	$422	$902	$867
7. GOODWILL
The goodwill balance was $3.0 million as of June 30, 2026, and December 31, 2025, allocated to the Security Solutions segment. Goodwill is subject to annual impairment tests and if triggering events are present in the interim before the annual tests, we will assess impairment. No impairment charges were recorded for the three and six months ended June 30, 2026, and 2025.

8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
		June 30, 2026			December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(2,231)	$1,399	$3,630	$(2,004)	$1,626
Customer relationship	3	40	(40)	—	40	(40)	—
Software development costs	2 - 5	44,612	(28,494)	16,118	43,411	(23,576)	19,835
Subtotal		48,282	(30,765)	17,517	47,081	(25,620)	21,461
In-process software development costs (1)		11,696	—	11,696	8,820	—	8,820
Total		$59,978	$(30,765)	$29,213	$55,901	$(25,620)	$30,281
(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of the balance sheet date, thus not yet amortized.

Table 8.2: Amortization Expense
	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)
Amortization expense related to:
Software development costs – cost of sales (1)	$2,427	$1,623	$4,918	$3,034
Other intangible assets – general and administrative	113	113	227	227
Total	$2,540	$1,736	$5,145	$3,261
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed is charged under cost of sales on the unaudited consolidated statements of operations.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Other Assets
	June 30, 2026	December 31, 2025

	(in thousands)
Investment (1)	$3,750	$3,750
Prepaid expense and deferred commission – long-term portion	372	537
Restricted cash	141	140
Other	94	86
Other assets	$4,357	$4,513
(1) In March 2024, we made a $3.0 million investment in a privately-held company via a simple agreement for future equity ("SAFE"). In October 2025, the Company's SAFE investment was settled into 8,964,262 shares of Series A common stock at a settlement price of $0.42 per share, based on the valuation cap in the original agreement, resulting in 3.8% ownership with no significant influence over the privately-held company. Upon settlement of the SAFE, the investment was remeasured to its fair value of $3.8 million. The investment does not have a readily determinable fair value and the Company elected the measurement alternative to value its investment. The fair value of this investment was based on non-marketable observable inputs, which represent Level 3 measurement within the fair value hierarchy. The investment was carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investment of the same issuer, with any gains or losses recorded within "other income" on the unaudited consolidated statement of operations. We did not note any changes in the fair value during the three and six months ended June 30, 2026, and 2025.

Table 9.2: Details of Accrued Liabilities
	June 30, 2026	December 31, 2025

	(in thousands)
Accrued project expenses	$4,133	$4,289
Restructuring expenses accrual	700	1,451
Other	840	1,160
Accrued liabilities	$5,673	$6,900

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
The Loan has various covenants that may, among other things, affect our ability to create, incur, assume or suffer any indebtedness, merge into or consolidate with another entity, acquire entity interests, sell or transfer certain assets, enter into certain arrangements (such as sale and leaseback and swap agreements) or restrictive agreements, pay dividends and make certain restricted payments, and amend material documents related to any subordinated indebtedness and corporate agreements. The Credit Agreement also requires certain financial covenants to maintain a Senior Leverage Ratio on the last day of any fiscal quarter, no greater than 3 to 1. We were in compliance with all covenants as of June 30, 2026.
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
11. STOCK-BASED COMPENSATION
On May 7, 2026, the Company's stockholders approved Amendment No. 2 to the Amended and Restated 2016 Omnibus Long-Term Incentive Plan ("2016 LTIP") that increased the number of shares available for issuance under the 2016 LTIP by an additional 5,380,000 shares.
As of June 30, 2026, approximately 1.8 million shares of our common stock were available for future grants under the 2016 LTIP. There were no income tax benefits recognized on the stock-based compensation expense (as reflected on the table below) for the three and six months ended June 30, 2026, and 2025.

Table 11.1: Details of Stock Compensation Expense by Statements of Operations Line Item
	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)
Cost of sales – services	$202	$149	$418	$339
Research and development	232	244	451	284
Selling, general and administrative	2,779	7,364	5,315	14,182
Total	$3,213	$7,757	$6,184	$14,805
Restricted Stock

Table 11.2: Restricted Stock Unit Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2025	2,182,836	10,861,854	13,044,690	$3.49
Granted	2,368,357	1,369,241	3,737,598	5.60
Vested	(2,191,369)	(2,420,691)	(4,612,060)	3.45
Forfeited	(27,255)	—	(27,255)	3.70
Unvested outstanding units as of June 30, 2026	2,332,569	9,810,404	12,142,973	$3.90
On May 26, 2026, the Company granted performance-based restricted stock units ("PSUs") with market conditions dependent on total shareholder return ("TSR") to certain executives and senior employees. The vesting criteria for these awards are based on the Company's TSR performance relative to the TSR performance of the Company's current compensation peer group over the three-year performance period, June 1, 2026, through May 31, 2029, and conditioned upon neutral or positive free cash flow (i.e. cash flows from operating activities less capital expenditures) at the end of each fiscal year in the performance period. The final payout of these PSUs will vary between 0% to 200% of the target number of PSUs granted, depending on the TSR performance and meeting the free cash flow requirements.
The grant date fair value per share is estimated at the grant date using a Monte Carlo simulation model. Stock-based compensation expense for PSUs with a TSR market condition is recognized over the service period based on target probability.

Table 11.3: PSUs with a TSR Market Condition Fair Value and Assumptions
Expected Volatility	92.1%
Risk-free rate	4.0%
Service period	3.0 years
Grant date fair value	$7.66
As of June 30, 2026, and 2025, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $55.9 million and $50.1 million, respectively. There was approximately $21.9 million of total compensation costs related to stock-based awards not yet recognized as of June 30, 2026, which is expected to be recognized on a straight-line basis over a weighted-average remaining vesting period of 0.9 years.
Stock Options

Table 11.4: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2025	227,000	$1.80	7.4	$749,100
Granted	—	—	0.0	—
Exercised	—	—	0.0	—
Forfeited, cancelled, or expired	—	—	0.0	—
Outstanding option balance as of June 30, 2026	227,000	$1.80	6.9	$635,600
Exercisable stock options as of June 30, 2026	227,000	$1.80	6.9	$635,600

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of June 30, 2026.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the annual stockholders' meeting is expected to occur at the same approximate time each year. As of June 30, 2026, there were no unrecognized compensation costs related to non-vested stock options.
12. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors ("Board") approved a share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. On March 12, 2026, the Board further authorized the Company to repurchase up to an additional $25.0 million of its common stock under its existing repurchase program. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of June 30, 2026, there was approximately $43.2 million of the authorization remaining for future common stock repurchases under the SRP.

Table 12: Share Repurchase Activity
	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands, except per share and share data)
Amounts paid for shares repurchased (1)	$4,691	$4,002	$6,889	$4,002
Number of shares repurchased	1,042,350	1,488,227	1,559,486	1,488,227
Average per share price paid (1)	$4.50	$2.69	$4.42	$2.69
(1) Includes commission paid for repurchases on the open market.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Table 13: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Pension liability adjustment	Total

	(in thousands)
Balance as of December 31, 2025	$(177)	$81	$(96)
Other comprehensive loss before reclassification, net of tax	(5)	—	(5)
Balance as of June 30, 2026	$(182)	$81	$(101)
14. EARNINGS (LOSS) PER SHARE
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

Table 14: Weighted-Average Number of Shares Outstanding – Earnings (Loss) per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in thousands)
Basic weighted-average number of shares outstanding	74,895	73,163	74,361	72,940
Dilutive effect on unvested restricted stock units and stock options	2,652	—	3,215	—
Diluted weighted-average number of shares outstanding	77,547	73,163	77,576	72,940
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because to do so would be anti-dilutive. For the three and six months ended June 30, 2025, the diluted earnings per share calculation excludes 976,000 and 1,158,000, respectively, of potentially dilutive securities that were anti-dilutive.
For the three and six months ended June 30, 2026, and 2025, outstanding PSUs aggregating to 7,604,241 and 11,372,034 shares, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of these shares is contingent upon certain conditions which were not satisfied by the end of the period.

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
We measure each segment's profitability based on gross profit. Our Chief Executive Officer ("CEO"), whom we identified as the chief operating decision maker ("CODM"), evaluates the segment's performance based on metrics, such as segment revenue and gross profit, that align with our strategies and objectives, and provide a framework for the timely and rational allocation of resources between the segments.
We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, if any. There were no inter-segment sales and transfers during the three and six months ended June 30, 2026, and 2025. Interest income, interest expense, other income and expense items, and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure and are primarily recorded at the corporate level.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.

Table 15.1: Results of Operations by Business Segment (Quarter)
	For the Three Months Ended
	June 30, 2026			June 30, 2025
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$46,662	$1,083	$47,745	$32,474	$3,494	$35,968
Cost of Sales
Depreciation and amortization (1)	2,511	3	2,514	1,714	1	1,715
Stock-based compensation expense (1)	184	18	202	139	10	149
Other segment items (2)	27,467	870	28,337	19,323	2,849	22,172
Total cost of sales	30,162	891	31,053	21,176	2,860	24,036
Gross profit	$16,500	$192	16,692	$11,298	$634	11,932
Operating expenses
Research and development expenses			1,345			1,512
Selling, general and administrative expenses			15,037			20,303
Total operating expenses			16,382			21,815
Operating income (loss)			310			(9,883)
Other income			501			553
Interest expense			(107)			(141)
Income (loss) before income taxes			704			(9,471)
Provision for income taxes			(44)			(46)
Net income (loss)			$660			$(9,517)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.

Table 15.2: Results of Operations by Business Segment (Year-to-Date)
	For the Six Months Ended
	June 30, 2026			June 30, 2025
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$92,632	$2,855	$95,487	$58,292	$8,292	$66,584
Cost of Sales
Depreciation and amortization (1)	5,104	6	5,110	3,215	3	3,218
Stock-based compensation expense (1)	378	40	418	308	31	339
Other segment items (2)	53,787	2,105	55,892	32,411	6,502	38,913
Total cost of sales	59,269	2,151	61,420	35,934	6,536	42,470
Gross profit	$33,363	$704	34,067	$22,358	$1,756	24,114
Operating expenses
Research and development expenses			2,702			3,083
Selling, general and administrative expenses			29,600			39,936
Total operating expenses			32,302			43,019
Operating income (loss)			1,765			(18,905)
Other income			1,198			1,114
Interest expense			(218)			(288)
Income (loss) before income taxes			2,745			(18,079)
Provision for income taxes			(62)			(42)
Net income (loss)			$2,683			$(18,121)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.
16. SUPPLEMENTAL CASH FLOW INFORMATION

Table 16.1: Details of Cash, Cash Equivalents, and Restricted Cash
	June 30, 2026	December 31, 2025

	(in thousands)
Cash and cash equivalents	$50,647	$53,180
Restricted cash (1)	141	140
Cash, cash equivalents, and restricted cash	$50,788	$53,320
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is included within "Other assets" on the unaudited consolidated balance sheets.

Table 16.2: Supplemental Cash Flow Information
	For the Six Months Ended
	June 30, 2026	June 30, 2025

	(in thousands)
Cash paid during the period for:
Interest	$203	$252
Income taxes	106	39
Non-cash investing and financing activities:
Issuance of common stock for 401(k) match	$1,659	$2,063
Capital expenditure activity in accounts payable and other accrued liabilities	23	130
Issuance of common stock for AIP payment	3,987	—

17. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings typically seek various remedies, including claims for monetary damages in varying amounts or unspecified amounts. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of any such known matters will not have a material adverse effect on the Company's business or its unaudited consolidated financial statements as of June 30, 2026.
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
This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Several important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 16, 2026.
Overview and Business Environment
Overview
Telos Corporation empowers and protects the world’s most security-conscious organizations with efficient, adaptable, and secure solutions that safeguard people, systems, and information. We deliver advanced capabilities across cyber governance, risk, and compliance ("GRC") with Xacta; identity and biometric solutions; secure networks and communications; and TSA PreCheck® enrollment services. Our primary customers include the U.S. federal government, large commercial organizations, state and local governments, and global enterprises. Telos helps customers stay ahead of evolving threats, accelerate compliance, and achieve mission success. Driven by purpose and guided by our core values, we build trusted partnerships, deliver superior solutions, and help create a more secure, interconnected world.
In the fourth quarter of FY2025, Telos launched Xacta.aiTM, the artificial intelligence ("AI") capability at the core of the Xacta cyber GRC platform, dramatically reducing compliance time and effort. Xacta.ai delivers expert-level guidance and real-time insights, empowering organizations to move from reactive compliance to proactive risk management.
Business Environment
U.S. Federal Government
Our consolidated revenue is largely attributable to prime contracts or to subcontracts with prime contractors engaged in work for the U.S. federal government, with the remaining revenue attributable to state and local governments, and commercial markets. We generated approximately 92% and 90% of our total revenues from contracts with U.S. government agencies in the first half of fiscal year ("FY") 2026 and 2025, respectively.
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
Macroeconomic Conditions
During the first half of FY2026, the global economy has continued to experience volatility arising from geopolitical developments and broader economic and financial factors, specifically including the ongoing conflict in the Middle East. This volatility has resulted in, and may be expected to continue to result in, rising energy prices, supply chain disruptions, and inflationary pressures, among other consequences. However, in part due to the importance of our offerings to our customers, the type of solutions we provide, and the nature of our largest customers, to date our business has not been materially impacted by these consequences. If global volatility continues to increase and the conflict in the Middle East is prolonged or intensifies, the economic uncertainty inherent in such global instability may affect our results of operations. Management continues to monitor this evolving geopolitical situation.

Financial Overview
Several key highlights of our financial performance in the second quarter of 2026 are described below. More details are presented in our "Results of Operations" section.
•Revenue increased 32.7% due to 43.7% growth in Security Solutions, driven primarily by the expansion of multiple large programs in Telos ID.
•Operating expenses decreased by $5.4 million, or 24.9%, year-over-year due to lower stock-based compensation and ongoing disciplined cost management.
•Net income expanded by $10.2 million, from a net loss of $9.5 million in the second quarter of 2025 to a net income of $0.7 million in the current quarter.
•Cash flow from operations improved by $1.9 million year-over-year, increasing from a $6.9 million inflow in the second quarter of 2025 to an $8.8 million inflow in the second quarter of 2026, primarily due to improved revenue and profitability.
•Deployed $4.7 million to repurchase approximately 1.0 million shares of the Company's common stock during the quarter at an average share price of $4.50 per share.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended			For the Six Months Ended
	June 30, 2026	June 30, 2025	Dollar Change	June 30, 2026	June 30, 2025	Dollar Change

	(dollars in thousands)
Revenue	$47,745	$35,968	$11,777	$95,487	$66,584	$28,903
Cost of sales	31,053	24,036	7,017	61,420	42,470	18,950
Gross profit	16,692	11,932	4,760	34,067	24,114	9,953
Gross margin	35.0%	33.2%		35.7%	36.2%
Operating expenses	16,382	21,815	(5,433)	32,302	43,019	(10,717)
Operating expenses as percentage of revenue	34.3%	60.7%		33.8%	64.6%
Operating income (loss)	310	(9,883)	10,193	1,765	(18,905)	20,670
Other income	501	553	(52)	1,198	1,114	84
Interest expense	(107)	(141)	34	(218)	(288)	70
Income (loss) before income taxes	704	(9,471)	10,175	2,745	(18,079)	20,824
Provision for income taxes	(44)	(46)	2	(62)	(42)	(20)
Net income (loss)	$660	$(9,517)	$10,177	$2,683	$(18,121)	$20,804
Consolidated Results
Our business segments have different factors driving revenue fluctuations and profitability. The changes in our revenue and profitability are discussed in greater detail in the following section, "Segment Results." We generate revenue from the delivery of products and services to our customers. Cost of sales, for both products and services, consists of labor, materials, subcontracting costs and an allocation of indirect costs.
Operating Expenses
In the second quarter of 2026, operating expenses decreased by $5.4 million, or 24.9%, compared to the same quarter in 2025. Research and development ("R&D") expenses slightly decreased by $0.2 million, or 11.0%, in the second quarter of 2026, compared to the same period in 2025. Selling, general and administrative ("SG&A") expenses decreased by $5.3 million, or 25.9%, in the second quarter of 2026, compared to the same period in 2025, primarily due to lower stock-based compensation expenses. Reductions in SG&A expenses, other than stock-based compensation, were due to ongoing cost discipline and restructuring. As a percentage of revenue, overall operating expenses were 34.3% and 60.7% for the three months ended June 30, 2026, and 2025, respectively.
For the six months ended June 30, 2026, operating expenses decreased by $10.7 million, or 24.9%, compared with the same period in 2025. R&D expenses slightly declined by $0.4 million, or 12.4%, in the first half of 2026, compared to the same period in 2025. SG&A expenses decreased by $10.3 million, or 25.9%, in the first half of 2026, compared to the same period in 2025, primarily due to lower stock-based compensation expenses. Reductions in SG&A expenses, other than stock-based compensation, were due to ongoing cost discipline and restructuring. As a percentage of revenue, overall operating expenses were 33.8% and 64.6% for the six months ended June 30, 2026, and 2025, respectively.

Other income
Other income decreased by 9.4% in the second quarter of 2026, compared to the same period in 2025, primarily due to changes in dividend income from money market placements. However, other income for the six months ended June 30, 2026, increased by 7.5%, compared to the same period in 2025, primarily due to the refund in 2026 of a prior-year VAT claim that was previously determined to be uncollectible.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended			For the Six Months Ended
	June 30, 2026	June 30, 2025	Dollar Change	June 30, 2026	June 30, 2025	Dollar Change

	(dollars in thousands)
Revenue	$46,662	$32,474	$14,188	$92,632	$58,292	$34,340
Cost of sales (excluding depreciation and amortization)	27,651	19,462	8,189	54,165	32,719	21,446
Depreciation and amortization	2,511	1,714	797	5,104	3,215	1,889
Total cost of sales	30,162	21,176	8,986	59,269	35,934	23,335
Gross profit	$16,500	$11,298	$5,202	$33,363	$22,358	$11,005
Gross margin	35.4%	34.8%		36.0%	38.4%
Three Months Ended June 30, 2026, Compared with Three Months Ended June 30, 2025
Security Solutions segment revenue for the second quarter of 2026 increased by 43.7%, compared to the same period in 2025, primarily due to the expansion of multiple large programs in Telos ID.
Security Solutions gross profit for the second quarter of 2026 increased by 46.0%, compared with the same period in 2025, primarily due to higher segment revenues. Likewise, segment gross margin increased from 34.8% to 35.4% for the second quarter of 2026, compared with the same period in 2025.
Six Months Ended June 30, 2026, Compared with Six Months Ended June 30, 2025
Security Solutions segment revenue for the six months ended June 30, 2026, increased by 58.9%, compared to the same period in 2025, primarily due to the expansion of multiple large programs in Telos ID.
Segment gross profit for the six months ended June 30, 2026, increased by 49.2%, compared to the same period in 2025, due to higher segment revenues. By contrast, segment gross margin decreased from 38.4% in 2025 to 36.0% in 2026, primarily due to higher non-cash infrastructure costs.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended			For the Six Months Ended
	June 30, 2026	June 30, 2025	Dollar Change	June 30, 2026	June 30, 2025	Dollar Change

	(dollars in thousands)
Revenue	$1,083	$3,494	$(2,411)	$2,855	$8,292	$(5,437)
Cost of sales (excluding depreciation and amortization)	888	2,859	(1,971)	2,145	6,533	(4,388)
Depreciation and amortization	3	1	2	6	3	3
Cost of sales	891	2,860	(1,969)	2,151	6,536	(4,385)
Gross profit	$192	$634	$(442)	$704	$1,756	$(1,052)
Gross margin	17.7%	18.1%		24.7%	21.2%

Three Months Ended June 30, 2026, Compared with Three Months Ended June 30, 2025
Secure Networks segment revenue for the three months ended June 30, 2026, decreased by 69.0%, compared to the same period in 2025, primarily due to the continued ramp down of several programs within the portfolio without corresponding new business wins to backfill completed programs.
Segment gross profit for Secure Networks for the second quarter of 2026, decreased by 69.7%, compared with the same period in 2025, primarily due to lower segment revenues. Likewise, segment gross margin decreased from 18.1% to 17.7% for the second quarter of 2026, compared with the same period in 2025.
Six Months Ended June 30, 2026, Compared with Six Months Ended June 30, 2025
Secure Networks segment revenue for the six months ended June 30, 2026, decreased by 65.6%, compared to the same period in 2025, primarily due to the continued ramp down of several programs within the portfolio without corresponding new business wins to backfill completed programs.
Segment gross profit for the six months ended June 30, 2026, decreased by 59.9%, compared to the same period in 2025, due to lower segment revenues. By contrast, segment gross margin expanded from 21.2% in 2025 to 24.7% in 2026, primarily due to program mix.
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
As of June 30, 2026, we had cash and cash equivalents of $50.6 million and our working capital was $56.2 million.
We place a strong emphasis on liquidity management. This focus gives us the flexibility to deploy capital while preserving a strong balance sheet to position us for future opportunities. We believe we have adequate funds on hand to execute our financial and operating strategy. Our overall financial position and liquidity are strong. Although no assurances can be given, we believe available cash balances and access to our revolving credit facility and Factoring Agreement are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.
Cash Flow

Table MD&A 4: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Six Months Ended
	June 30, 2026	June 30, 2025

	(in thousands)
Net cash provided by operating activities	$17,489	$13,056
Net cash used in investing activities	(4,493)	(4,658)
Net cash used in financing activities	(15,528)	(5,978)
Net change in cash, cash equivalents, and restricted cash	$(2,532)	$2,420
Net cash provided by operating activities for the six months ended June 30, 2026, was $17.5 million, an increase of $4.4 million, compared to the same period in 2025. The change is attributable to favorable changes in working capital, primarily driven by higher cash earnings (i.e., net income (loss), excluding non-cash items that do not impact cash flows from operating activities), coupled with the timing of receipts from customers and the timing of payments to vendors.
Net cash used in investing activities for the six months ended June 30, 2026, slightly decreased by $0.2 million, compared to the same period of the prior year, primarily due to the decreases in capital expenditures in 2026.
Net cash used in financing activities for the six months ended June 30, 2026, increased by $9.6 million, compared to the same period in 2025. This is primarily attributable to the increases in payment of tax withholding related to net share settlement of equity awards of $7.6 million in the first half of 2026, compared with $1.1 million in the same period of 2025, and the repurchase of common stock of $6.9 million in 2026 under the share repurchase program (See Note 12 – Share Repurchases), compared with $4.0 million in 2025.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2025 Form 10-K, as filed with the SEC on March 16, 2026, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of financial risks, such as interest rate risk, foreign currency translation risk, and counterparty risk, which can affect our operations and profitability. The Company's market risk disclosure set forth in "Part II, Item 7A – Quantitative and Qualitative Disclosure about Market Risk," in the 2025 Form 10-K, as filed with the SEC on March 16, 2026, has not changed materially during the six months ended June 30, 2026.
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
The Company's management, including the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the Company's CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Common Stock Purchase Activity During the Three Months Ended June 30, 2026
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 1, 2026 - April 30, 2026	—	$—	—	$47,890,350
May 1, 2026 - May 31, 2026	309,250	4.42	309,250	$46,524,310
June 1, 2026 - June 30, 2026	733,100	4.54	733,100	$43,199,457
Total	1,042,350	$4.50	1,042,350
(1) On May 24, 2022, the Board of Directors ("Board") authorized a Share Repurchase Program, pursuant to which the Company can repurchase up to $50.0 million of issued and outstanding common stock. On March 12, 2026, the Board authorized an increase to the existing stock purchase program whereby the Company may purchase, at management's discretion, up to an additional $25.0 million of its common stock. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. For the second quarter of 2026, the Company repurchased 1,042,350 shares of common stock under the program for an aggregate price of $4.7 million on the open market.
Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Description
19.1	+	Insider Trading Policy (August 2026)
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	^	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104	+	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

+	Filed herewith
^	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOS CORPORATION

/s/ John B. Wood	August 10, 2026
By: John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	August 10, 2026
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ DJ Terreri	August 10, 2026
By: DJ Terreri
Controller and Chief Accounting Officer (Principal Accounting Officer)