Form 10-Q
period 2026-09-30
TELOS CORP
filed 2026-11-09
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
As of November 2, 2026, the registrant had outstanding 73,532,971 shares of common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TELOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands, except per share amounts)
Revenue – services	$44,948	$43,486	$127,603	$101,632
Revenue – products	10,250	7,958	23,082	16,396
Total revenue	55,198	51,444	150,685	118,028
Cost of sales – services (excluding depreciation and amortization)	23,063	22,906	68,839	55,002
Cost of sales – products (excluding depreciation and amortization)	8,558	5,636	19,092	12,792
Depreciation and amortization	2,637	2,356	7,747	5,574
Total cost of sales	34,258	30,898	95,678	73,368
Gross profit	20,940	20,546	55,007	44,660
Operating expenses:
Research and development expenses	1,452	1,899	4,154	4,982
Selling, general and administrative expenses	15,398	21,115	44,998	61,051
Total operating expenses	16,850	23,014	49,152	66,033
Operating income (loss)	4,090	(2,468)	5,855	(21,373)
Other income	464	511	1,662	1,625
Interest expense	(100)	(136)	(318)	(424)
Income (loss) before income taxes	4,454	(2,093)	7,199	(20,172)
Provision for income taxes	(18)	(21)	(80)	(63)
Net income (loss)	$4,436	$(2,114)	$7,119	$(20,235)

Earnings (loss) per share:
Basic	$0.06	$(0.03)	$0.10	$(0.28)
Diluted	$0.06	$(0.03)	$0.09	$(0.28)

Weighted-average shares outstanding:
Basic	74,244	72,580	74,322	72,819
Diluted	76,496	72,580	77,260	72,819
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)
Net income (loss)	$4,436	$(2,114)	$7,119	$(20,235)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5	1	—	76
Actuarial gain on pension liability adjustment	—	—	—	8
Other comprehensive income	5	1	—	84
Comprehensive income (loss)	$4,441	$(2,113)	$7,119	$(20,151)
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025

	(in thousands, except per share amount and share data)
Assets:
Cash and cash equivalents	$51,761	$53,180
Accounts receivable, net	23,730	17,000
Inventories, net	2,955	996
Prepaid expenses	7,099	10,565
Deferred program expenses	9,502	10,006
Other current assets	1,885	2,666
Total current assets	96,932	94,413
Property and equipment, net	2,167	3,071
Finance lease right-of-use assets, net	3,255	4,170
Operating lease right-of-use assets, net	240	410
Goodwill	3,006	3,006
Intangible assets, net	28,521	30,281
Other assets	4,290	4,513
Total assets	$138,411	$139,864
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$1,502	$4,087
Accrued liabilities	5,744	6,900
Accrued compensation and benefits	13,006	12,309
Contract liabilities – current portion	16,353	11,223
Finance lease obligations – current portion	2,156	2,033
Operating lease obligations – current portion	219	232
Total current liabilities	38,980	36,784
Contract liabilities – non-current portion	751	1,124
Finance lease obligations – non-current portion	3,976	5,608
Operating lease obligations – non-current portion	35	186
Deferred income taxes	59	53
Other liabilities	174	159
Total liabilities	43,975	43,914
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 73,512,971 shares and 72,773,272 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	112	111
Additional paid-in capital	451,194	459,828
Accumulated other comprehensive loss	(96)	(96)
Accumulated deficit	(356,774)	(363,893)
Total stockholders’ equity	94,436	95,950
Total liabilities and stockholders’ equity	$138,411	$139,864
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$7,119	$(20,235)
Adjustments to reconcile net income (loss) to cash flows from operations:
Stock-based compensation	9,195	24,193
Depreciation and amortization	10,248	8,022
Loss on disposal of fixed assets	52	1
Provision for inventory obsolescence	42	—
Amortization of debt issuance costs	26	52
Deferred income taxes	6	41
Provision for doubtful accounts	1	3
Changes in other operating assets and liabilities:
Accounts receivable	(6,731)	(1,254)
Inventories	(1,825)	1,081
Prepaid expenses, deferred program expenses, other current assets, other assets	8,072	701
Accounts payable	(2,832)	(1,263)
Accrued compensation and benefits	1,466	1,420
Contract liabilities	4,756	6,894
Accrued liabilities and other liabilities	(2,662)	2,546
Net cash provided by operating activities	26,933	22,202
Cash flows from investing activities:
Capitalized software development costs	(6,075)	(6,496)
Purchases of property and equipment, net	(477)	(709)
Net cash used in investing activities	(6,552)	(7,205)
Cash flows from financing activities:
Payments under finance lease obligations	(1,509)	(1,393)
Payment of tax withholding related to net share settlement of equity awards	(7,632)	(1,600)
Repurchases of common stock	(12,637)	(7,639)
Payments for debt issuance costs	(21)	—
Proceeds from exercise of stock options	—	108
Net cash used in financing activities	(21,799)	(10,524)
Net change in cash, cash equivalents, and restricted cash	(1,418)	4,473
Cash, cash equivalents, and restricted cash, beginning of period	53,320	54,717
Cash, cash equivalents, and restricted cash, end of period	$51,902	$59,190
See accompanying notes to the unaudited consolidated financial statements.

TELOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at June 30, 2026	74,737	$113	$454,611	$(101)	$(361,210)	$93,413
Net income	—	—	—	—	4,436	4,436
Foreign currency translation gain	—	—	—	5	—	5
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	28	—	(6)	—	—	(6)
Stock-based compensation	—	—	2,336	—	—	2,336
Repurchases of common stock	(1,252)	(1)	(5,747)	—	—	(5,748)
Balance at September 30, 2026	73,513	$112	$451,194	$(96)	$(356,774)	$94,436

Balance at June 30, 2025	72,442	$111	$463,816	$(46)	$(345,468)	$118,413
Net loss	—	—	—	—	(2,114)	(2,114)
Foreign currency translation gain	—	—	—	1	—	1
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	302	1	(538)	—	—	(537)
Stock-based compensation	—	—	7,441	—	—	7,441
Issuance of common stock upon exercise of stock options	60	—	108	—	—	108
Repurchases of common stock	(584)	(1)	(3,636)	—	—	(3,637)
Balance at September 30, 2025	72,220	$111	$467,191	$(45)	$(347,582)	$119,675

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance at December 31, 2025	72,773	$111	$459,828	$(96)	$(363,893)	$95,950
Net income	—	—	—	—	7,119	7,119
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	2,432	2	(6,414)	—	—	(6,412)
Stock-based compensation	—	—	5,990	—	—	5,990
Repurchases of common stock	(2,811)	(2)	(12,635)	—	—	(12,637)
Issuance of common stock for annual incentive plan ("AIP") payment, net of shares withheld to cover tax withholding	706	1	2,766	—	—	2,767
Issuance of common stock for 401(k) match	413	—	1,659	—	—	1,659
Balance at September 30, 2026	73,513	$112	$451,194	$(96)	$(356,774)	$94,436

Balance at December 31, 2024	72,515	$111	$454,502	$(129)	$(327,347)	$127,137
Net loss	—	—	—	—	(20,235)	(20,235)
Foreign currency translation gain	—	—	—	76	—	76
Actuarial gain on pension liability adjustment	—	—	—	8	—	8
Restricted stock unit awards vested, net of shares withheld to cover tax withholding	989	1	(1,601)	—	—	(1,600)
Stock-based compensation	—	—	19,757	—	—	19,757
Issuance of common stock upon exercise of stock options	60	—	108	—	—	108
Repurchase of common stock	(2,072)	(2)	(7,637)	—	—	(7,639)
Issuance of common stock for 401(k) match	728	1	2,062	—	—	2,063
Balance at September 30, 2025	72,220	$111	$467,191	$(45)	$(347,582)	$119,675
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of Telos and its subsidiaries (see Note 1 – Organization), all of whose issued and outstanding share capital is wholly owned directly and indirectly by Telos Corporation. All intercompany transactions and balances have been eliminated in consolidation.
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
Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition on cost estimation on certain contracts, allowance for credit losses, inventory obsolescence, valuation allowance for deferred tax assets, income taxes, certain assumptions related to stock-based compensation, impairment of intangible assets and goodwill, restructuring expense accruals, and contingencies. Actual results could differ from these estimates. The impact of changes in estimates is recorded in the period in which they become known.
Restructuring Expenses
As disclosed in the Company's recent Annual Report on Form 10-K for the year ended December 31, 2025, in the fourth quarter of 2025, the Company committed to a restructuring plan as part of its efforts to streamline operations and to align people, roles and projects to our strategic priorities ("2025 restructuring plan"). The 2025 restructuring plan reduced the Company's workforce, with the affected employees separating from the business through the third quarter of 2026. The actions under this restructuring plan were completed and substantially paid through the third quarter of 2026. Total restructuring expenses incurred under the 2025 restructuring plan were $1.5 million.

Table 2: Summary of Changes in Restructuring Expenses Accrual
Severance and related benefit costs (1)

(in thousands)
Balance at December 31, 2025	$1,451
Cash payments	(1,448)
Balance at September 30, 2026	$3
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
In December 2025, the FASB issued ASU 2025-12, "Codification Improvement." This ASU includes a number of improvements that span a wide range of topics, including amendments to the following provisions, among other things: (1) clarify diluted earnings per share ("EPS") calculation when a loss from continuing operations exists; (2) revise the calculation of the reference amount for beneficial interests to prevent double counting credit losses; (3) clarify the permissible methods to account for treasury stock retirements; and (4) clarify the guidance for transfers of receivables from contracts with customers. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently assessing the impact of adopting this ASU on our unaudited consolidated financial statements.
In addition, from time to time, new accounting standards are issued by the Financial Accounting Standards Board or other standard-setting bodies and are adopted by the Company as of the specified accounting date. Unless otherwise discussed, the Company believes that issued standards not yet effective will not have a material effect on its financial statements.

3. REVENUE RECOGNITION
The majority of our revenue is recognized over time, as control is periodically transferred to our customers, who receive and consume benefits as we perform. Revenue from transfers to customers over time accounted for 67% and 69% of our revenue for the three and nine months ended September 30, 2026, respectively, and 77% and 74% of our revenue for the three and nine months ended September 30, 2025, respectively. For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time when each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point. Revenue from transfers to customers at a point in time accounted for 33% and 31% of our revenue for the three and nine months ended September 30, 2026, respectively, and 23% and 26% of our revenue for the three and nine months ended September 30, 2025, respectively. The change in revenue mix for the nine months ended September 30, 2026, as compared to the prior period, was primarily driven by an increase in product sales volume from a significant program.
Our contracts may include various types of variable consideration and may include estimated amounts in the transaction price, based on all of the information available to us, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We evaluate and include these estimated amounts of variable consideration in the transaction price, and as performance on these contracts is complete, we adjust our revenue when deemed necessary. No revenue adjustments were recorded during the three and nine months ended September 30, 2026, and 2025.
We provide for anticipated losses on contracts during the period when the loss is determined by recording an expense for the total expected costs that exceed the total estimated revenue for a performance obligation. We recorded an immaterial contract loss during the three and nine months ended September 30, 2026. No contract loss was recorded during the three months ended September 30, 2025, while we recorded an immaterial contract loss during the nine months ended September 30, 2025.
Disaggregated Revenues
In addition to our segment reporting, as further discussed in Note 14 – Segment Information, we disaggregate our revenues by customer and contract types. We treat sales to U.S. customers as sales within the United States, regardless of where the services are performed. Practically all of our revenues are generated from U.S. customers, while international customers are de minimis; as such, the financial information by geographic location is not presented.

Table 3.1: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Federal	$51,474	93%	$47,296	92%	$139,615	93%	$107,268	91%
State, local, and commercial	3,724	7%	4,148	8%	11,070	7%	10,760	9%
Total revenue	$55,198	100%	$51,444	100%	$150,685	100%	$118,028	100%

Table 3.2: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Firm fixed-price	$44,633	81%	$39,409	77%	$119,538	79%	$84,560	71%
Time-and-materials	8,865	16%	9,499	18%	26,207	18%	26,789	23%
Cost plus fixed fee	1,700	3%	2,536	5%	4,940	3%	6,679	6%
Total revenue	$55,198	100%	$51,444	100%	$150,685	100%	$118,028	100%

A majority of the Company's revenue was derived under prime contracts and subcontracts with agencies and departments of the federal government. No other customer accounted for 10% or more of the Company's revenue during the three and nine months ended September 30, 2026, and 2025.

Table 3.3: Revenue Concentration Greater than 10% of Total Revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)
Federal government:
Security Solutions	$50,460	$42,333	$135,746	$94,017
Secure Networks	1,014	4,963	3,869	13,251
Total	$51,474	$47,296	$139,615	$107,268

Table 3.4: Contract Balances
	Balance Sheet Presentation	September 30, 2026	December 31, 2025

		(in thousands)
Billed accounts receivable (1)	Accounts receivable, net	$17,069	$9,375
Unbilled accounts receivable	Accounts receivable, net	5,790	6,962
Contract assets	Accounts receivable, net	871	663
Contract liabilities – current	Contract liabilities – current portion	16,353	11,223
Contract liabilities – non-current	Contract liabilities – non-current portion	751	1,124
(1) Net of allowance for credit losses.
The changes in the Company's contract assets and contract liabilities during the current period were primarily the result of the timing differences between the Company's performance, invoicing, and customer payments. Revenue recognized for the three and nine months ended September 30, 2026, which was included in the contract liabilities balance at December 31, 2025, was $2.1 million and $10.2 million, respectively. Revenue recognized for the three and nine months ended September 30, 2025, which was included in the contract liabilities balance at December 31, 2024, was $1.2 million and $5.3 million, respectively.
As of September 30, 2026, we had approximately $84.0 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 90% of our remaining performance obligations over the next 12 months, and the balance thereafter.
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	September 30, 2026	December 31, 2025

	(in thousands)
Billed accounts receivable	$17,090	$9,416
Unbilled accounts receivable	5,790	6,962
Contract assets	871	663
Allowance for credit losses (1)	(21)	(41)
Accounts receivable, net	$23,730	$17,000
(1) Includes provision for credit losses, net of recoveries and write-offs.
As our primary customer base includes agencies of the U.S. federal government, we have a concentration of credit risk associated with our accounts receivable, as 91% and 85% of our billed and unbilled accounts receivable as of September 30, 2026, and December 31, 2025, respectively, were with U.S. federal government customers. While we acknowledge the potential material and adverse risk of such a significant concentration of credit risk, our past experience collecting substantially all of such receivables provides us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantees. We maintain allowances for potential losses, when appropriate.

On March 10, 2026, we entered into a new Factoring Agreement with an unrelated third-party (the "Factor"). Under this Factoring Agreement, we may offer eligible accounts receivable arising from our U.S. government prime contracts or subcontracts for sale (the "Purchased Receivables") to the Factor, and the Factor may purchase such receivables at its sole discretion, on a non-recourse basis. These transactions are accounted for as a "true sale" as we have surrendered control over the receivables, and we are not obligated to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by the customers due to an inability to pay. The total amount of Purchased Receivables is subject to a maximum limit of $10.0 million of outstanding Purchased Receivables at any given time. The initial term of the Factoring Agreement expires on March 10, 2027, and automatically renews annually thereafter unless terminated in writing by the parties. No accounts receivable were sold during the three and nine months ended September 30, 2026.
5. INVENTORIES, NET

Table 5: Details of Inventories, Net
	September 30, 2026	December 31, 2025

	(in thousands)
Gross inventory	$3,496	$1,495
Allowance for inventory obsolescence	(541)	(499)
Inventories, net	$2,955	$996
6. PROPERTY AND EQUIPMENT, NET

Table 6.1: Details of Property and Equipment, Net
	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Value

	(in thousands)
Furniture and equipment	$17,219	$(15,632)	$1,587	$17,275	$(14,727)	$2,548
Leasehold improvements	3,609	(3,029)	580	3,419	(2,896)	523
Total	$20,828	$(18,661)	$2,167	$20,694	$(17,623)	$3,071

Table 6.2: Depreciation and Amortization Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)
Depreciation and amortization expense	$445	$432	$1,347	$1,299
7. GOODWILL
The goodwill balance was $3.0 million as of September 30, 2026, and December 31, 2025, and is allocated to the Security Solutions segment. Goodwill is subject to annual impairment testing and is assessed for potential impairment indicators at least quarterly, or more frequently if triggering events are identified. No impairment charges were recorded for the three and nine months ended September 30, 2026, and 2025.

8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
		September 30, 2026			December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in years)	(in thousands)
Acquired technology	8	$3,630	$(2,344)	$1,286	$3,630	$(2,004)	$1,626
Customer relationship	3	40	(40)	—	40	(40)	—
Software development costs	2 - 5	47,398	(31,046)	16,352	43,411	(23,576)	19,835
Subtotal		51,068	(33,430)	17,638	47,081	(25,620)	21,461
In-process software development costs (1)		10,883	—	10,883	8,820	—	8,820
Total		$61,951	$(33,430)	$28,521	$55,901	$(25,620)	$30,281
(1) In-process software development costs are costs for software that is not yet available for its intended use or general release to customers as of the balance sheet date, thus not yet amortized.

Table 8.2: Amortization Expense
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)
Amortization expense related to:
Software development costs – cost of sales (1)	$2,552	$2,265	$7,470	$5,299
Other intangible assets – general and administrative	113	113	340	340
Total	$2,665	$2,378	$7,810	$5,639
(1) Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed is charged under cost of sales on the unaudited consolidated statements of operations.
9. OTHER BALANCE SHEET COMPONENTS

Table 9.1: Details of Other Assets
	September 30, 2026	December 31, 2025

	(in thousands)
Investment (1)	$3,750	$3,750
Prepaid expense and deferred commission – long-term portion	320	537
Restricted cash	141	140
Other	79	86
Other assets	$4,290	$4,513
(1) In March 2024, we made a $3.0 million investment in a privately-held company via a simple agreement for future equity ("SAFE"). In October 2025, the Company's SAFE investment was settled into 8,964,262 shares of Series A common stock at a settlement price of $0.42 per share, based on the valuation cap in the original agreement, resulting in 3.8% ownership with no significant influence over the privately-held company. Upon settlement of the SAFE, the investment was remeasured to its fair value of $3.8 million. The investment does not have a readily determinable fair value and the Company elected the measurement alternative to value its investment. The fair value of this investment was based on non-marketable observable inputs, which represent Level 3 measurement within the fair value hierarchy. The investment was carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investment of the same issuer, with any gains or losses recorded within "other income" on the unaudited consolidated statement of operations. We did not note any changes in the fair value during the three and nine months ended September 30, 2026, and 2025.

Table 9.2: Details of Accrued Liabilities
	September 30, 2026	December 31, 2025

	(in thousands)
Accrued project expenses	$4,411	$4,289
Restructuring expenses accrual	3	1,451
Other	1,330	1,160
Accrued liabilities	$5,744	$6,900

10. REVOLVING CREDIT FACILITY
For the complete description of the Company's revolving credit facility, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s Credit Agreement with JPMorgan Chase Bank was amended on December 30, 2025. The amended Credit Agreement provides a revolving borrowing capacity of $15.0 million, with an expansion feature of up to $15.0 million of additional credit facility, maturing on December 30, 2026. Borrowings under the revolving facility will bear interest at a rate established on the Credit Agreement, plus a commitment fee rate of 0.25% on the unused credit availability. Further, the Credit Agreement requires the Company to comply with a number of covenants, including a Senior Leverage Ratio on the last day of any fiscal quarter. At September 30, 2026, we are in compliance with all covenants.
As of September 30, 2026, there were no outstanding borrowings under the revolving credit facility.
On November 6, 2026, the Company entered into a Third Amendment to the Credit Agreement with JPMorgan Chase Bank, extending the maturity date of its revolving credit facility by two years, through December 29, 2028.
11. STOCK-BASED COMPENSATION
On May 7, 2026, the Company's stockholders approved Amendment No. 2 to the Amended and Restated 2016 Omnibus Long-Term Incentive Plan ("2016 LTIP") that increased the number of shares available for issuance under the 2016 LTIP by an additional 5,380,000 shares.
As of September 30, 2026, approximately 1.8 million shares of our common stock were available for future grants under the 2016 LTIP. There were no income tax benefits recognized on the stock-based compensation expense (as reflected in the table below) for the three and nine months ended September 30, 2026, and 2025.

Table 11.1: Details of Stock Compensation Expense by Category
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)
Cost of sales – services	$187	$154	$605	$493
Research and development	295	421	746	705
Selling, general and administrative	2,529	8,813	7,844	22,995
Total	$3,011	$9,388	$9,195	$24,193
Restricted Stock

Table 11.2: Restricted Stock Unit Activity
	Service-Based	Performance-Based	Total Shares	Weighted-Average Grant Date Fair Value
Unvested outstanding units as of December 31, 2025	2,182,836	10,861,854	13,044,690	$3.49
Granted	2,383,357	1,369,241	3,752,598	5.60
Vested	(2,220,433)	(2,420,691)	(4,641,124)	3.46
Forfeited, cancelled, or expired	(27,255)	—	(27,255)	3.70
Unvested outstanding units as of September 30, 2026	2,318,505	9,810,404	12,128,909	$3.90
On May 26, 2026, the Company granted performance-based restricted stock units ("PSUs") with market conditions dependent on total shareholder return ("TSR") to certain executives and senior employees. The vesting criteria for these awards are based on the Company's TSR performance relative to the TSR performance of the Company's current compensation peer group over the three-year performance period, June 1, 2026, through May 31, 2029, and conditioned upon neutral or positive free cash flow (i.e., cash flows from operating activities less capital expenditures) at the end of each fiscal year in the performance period. The final payout of these PSUs will vary between 0% to 200% of the target number of PSUs granted, depending on the TSR performance and meeting the free cash flow requirements.

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
As of September 30, 2026, and 2025, the intrinsic value of the RSUs and PSUs outstanding, exercisable, and vested or expected to vest was $49.4 million and $105.0 million, respectively. As of September 30, 2026, approximately $19.6 million of total compensation costs related to stock-based awards had not yet been recognized, and we expect to recognize it on a straight-line basis over a weighted-average remaining vesting period of 0.8 years.
Stock Options

Table 11.4: Stock Option Activity
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding option balance as of December 31, 2025	227,000	$1.80	7.4	$749,100
Granted	—	—	0	—
Exercised	—	—	0	—
Forfeited, cancelled, or expired	—	—	0	—
Outstanding option balance as of September 30, 2026	227,000	$1.80	6.6	$515,290
Exercisable stock options as of September 30, 2026	227,000	$1.80	6.6	$515,290
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company's common stock as of September 30, 2026.
The fair value of the stock options is expensed on a straight-line basis over the vesting period of one year, including the stock options granted to directors, as the annual stockholders meeting is expected to occur at the same approximate time each year. As of September 30, 2026, there were no unrecognized compensation costs related to non-vested stock options.
12. SHARE REPURCHASES
On May 24, 2022, the Company announced that the Board of Directors approved a share repurchase program ("SRP") authorizing the Company to repurchase up to $50.0 million of its common stock. On March 12, 2026, the Board further authorized the Company to repurchase up to an additional $25.0 million of its common stock under its existing repurchase program. Pursuant to this authorization, the Company may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. As of September 30, 2026, there was approximately $37.5 million of the authorization remaining for future common stock repurchases under the SRP.

Table 12: Share Repurchase Activity
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands, except per share and share data)
Amounts paid for shares repurchased (1)	$5,747	$3,637	$12,637	$7,639
Number of shares repurchased	1,251,500	584,213	2,810,986	2,072,440
Average per share price paid (1)	$4.59	$6.23	$4.50	$3.69
(1) Includes commission paid for repurchases on the open market.

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

Table 13: Weighted-Average Number of Shares Outstanding – Earnings (Loss) per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(in thousands)
Basic weighted-average number of shares outstanding	74,244	72,580	74,322	72,819
Dilutive effect on unvested restricted stock units and stock options	2,252	—	2,938	—
Diluted weighted-average number of shares outstanding	76,496	72,580	77,260	72,819
For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net earnings (loss) per share, because doing so would be anti-dilutive. For the three and nine months ended September 30, 2025, the diluted earnings per share calculation excluded 2,972,000 and 2,073,000, respectively, of potentially dilutive securities that were anti-dilutive.
For the three and nine months ended September 30, 2026, and 2025, the outstanding PSUs aggregating to 7,584,241 and 8,565,699 shares, respectively, have been excluded from the calculation of potentially dilutive securities above because the issuance of shares is contingent upon certain conditions that were not satisfied by the end of the period. Further, an additional 2,206,163 of outstanding PSUs were excluded in the computation of potentially dilutive securities above because they were antidilutive for the nine months ended September 30, 2025.
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
We measure each segment's profitability based on gross profit. Our Chief Executive Officer, whom we identified as the chief operating decision maker ("CODM"), evaluates the segment's performance based on metrics, such as segment revenue and gross profit, that align with our strategies and objectives, and provide a framework for the timely and rational allocation of resources between the segments.
We account for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, if any. There were no inter-segment sales and transfers during the three and nine months ended September 30, 2026, and 2025. Interest income, interest expense, other income and expense items, and income taxes, as reported in the consolidated financial statements, are not part of the segment profitability measure and are primarily recorded at the corporate level.
Management does not utilize total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.

Table 14.1: Results of Operations by Business Segment (Quarter)
	For the Three Months Ended
	September 30, 2026			September 30, 2025
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$54,184	$1,014	$55,198	$46,478	$4,966	$51,444
Cost of Sales
Depreciation and amortization (1)	2,636	1	2,637	2,354	2	2,356
Stock-based compensation expense (1)	171	16	187	142	12	154
Other segment items (2)	30,616	818	31,434	24,696	3,692	28,388
Total cost of sales	33,423	835	34,258	27,192	3,706	30,898
Gross profit	$20,761	$179	20,940	$19,286	$1,260	20,546
Operating expenses
Research and development expenses			1,452			1,899
Selling, general and administrative expenses			15,398			21,115
Total operating expenses			16,850			23,014
Operating income (loss)			4,090			(2,468)
Other income			464			511
Interest expense			(100)			(136)
Income (loss) before income taxes			4,454			(2,093)
Provision for income taxes			(18)			(21)
Net income (loss)			$4,436			$(2,114)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.

Table 14.2: Results of Operations by Business Segment (Year-to-Date)
	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Security Solutions	Secure Networks	Total	Security Solutions	Secure Networks	Total

	(in thousands)
Revenues	$146,816	$3,869	$150,685	$104,770	$13,258	$118,028
Cost of Sales
Depreciation and amortization (1)	7,740	7	7,747	5,569	5	5,574
Stock-based compensation expense (1)	549	56	605	450	43	493
Other segment items (2)	84,403	2,923	87,326	57,107	10,194	67,301
Total cost of sales	92,692	2,986	95,678	63,126	10,242	73,368
Gross profit	$54,124	$883	55,007	$41,644	$3,016	44,660
Operating expenses
Research and development expenses			4,154			4,982
Selling, general and administrative expenses			44,998			61,051
Total operating expenses			49,152			66,033
Operating income (loss)			5,855			(21,373)
Other income			1,662			1,625
Interest expense			(318)			(424)
Income (loss) before income taxes			7,199			(20,172)
Provision for income taxes			(80)			(63)
Net income (loss)			$7,119			$(20,235)
(1) The significant segment expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2) Other segment items for each reportable segment include direct labor, direct subcontractor costs, direct materials and inventory, other direct non-labor costs, fringes, overhead, and facility costs.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Table 15.1: Details of Cash, Cash Equivalents, and Restricted Cash
	September 30, 2026	December 31, 2025

	(in thousands)
Cash and cash equivalents	$51,761	$53,180
Restricted cash (1)	141	140
Cash, cash equivalents, and restricted cash	$51,902	$53,320
(1) Restricted cash consists of a commercial money market account held as a deposit on the Ashburn lease and is included within "Other assets" on the unaudited consolidated balance sheets.

Table 15.2: Supplemental Cash Flow Information
	For the Nine Months Ended
	September 30, 2026	September 30, 2025

	(in thousands)
Cash paid during the period for:
Interest	$295	$371
Income taxes, net	106	39
Non-cash investing and financing activities:
Issuance of common stock for 401(k) match	$1,659	$2,063
Capital expenditure activity in accounts payable and other accrued liabilities	59	84
Issuance of common stock for AIP payment	3,987	—
16. COMMITMENTS AND CONTINGENCIES
Legal Proceedings:
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings typically seek various remedies, including claims for monetary damages in varying amounts or unspecified amounts. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of any such known matters will not have a material adverse effect on the Company's business or its unaudited consolidated financial statements as of September 30, 2026.
Other - Government Contracts:
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
In the fourth quarter of 2025, Telos launched Xacta.aiTM, the artificial intelligence ("AI") capability at the core of the Xacta cyber GRC platform, which is designed to significantly reduce compliance time and effort. Xacta.ai delivers expert-level guidance and real-time insights, empowering organizations to move from reactive compliance to proactive risk management.
Business Environment
U.S. Federal Government
Our consolidated revenue is largely attributable to prime contracts or to subcontracts with a prime contractor engaged in work for the U.S. federal government, with the remaining revenue attributable to state and local governments and commercial markets. We generated approximately 92.7% and 90.9% of our total revenue from contracts with U.S. government agencies in the first nine months of 2026 and 2025, respectively.
Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. At present, government funding is available under a continuing resolution. The administration's current priorities are focused on areas such as national security, cybersecurity, and AI and technology leadership, while constraining non-defense discretionary spending. While certain administration priorities present greater opportunity for our products and services, turmoil within the federal government (including federal workforce and budgetary uncertainty) has lengthened our sales cycle in certain cases. We continuously monitor U.S. federal budget, legislative, and contracting trends and activities, align our capabilities with federal budget priorities, and take steps to maintain a competitive cost structure in response to these developments.
Macroeconomic Conditions
The U.S. economy in 2026 has demonstrated overall resilience, though it faces persistent challenges from inflation and geopolitical developments. Strong AI investment and technology enterprise capital expenditure are driving economic growth. However, underlying inflation and the ongoing conflict in the Middle East have created pressure and volatility in the global economy. This volatility has resulted in, and may be expected to continue to result in, rising energy prices and supply chain disruptions, among other consequences. Nonetheless, to date our business has not been materially impacted by these consequences, in part due to the importance of our offerings to our customers, the type of solutions we provide, and the nature of our largest customers. If global volatility continues to increase and the conflict in the Middle East is prolonged or intensifies, the economic uncertainty inherent in such global instability may affect our operating results. Management continues to monitor these dynamics and the evolving geopolitical situation.

Financial Overview
Several key highlights of our financial performance in the third quarter of 2026 are described below. More details are presented in our "Results of Operations" section below.
•Revenue increased 7.3% year-over-year due to 16.6% growth in Security Solutions, driven primarily by the expansion of multiple large programs in Telos ID.
•Operating expenses decreased by $6.2 million, or 26.8%, year-over-year due to lower stock-based compensation.
•Net income (loss) improved by $6.6 million, from a net loss of $2.1 million in the third quarter of 2025 to net income of $4.4 million in the current quarter.
•Cash flow from operations slightly improved by $0.3 million year-over-year, increasing from a $9.1 million inflow in the third quarter of 2025 to a $9.4 million inflow in the third quarter of 2026, primarily due to improved revenue and profitability.
•We deployed $5.7 million to repurchase over 1.2 million shares of the Company's common stock during the quarter at an average share price of $4.59 per share.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026	September 30, 2025	Dollar Change	September 30, 2026	September 30, 2025	Dollar Change

	(dollars in thousands)
Revenue	$55,198	$51,444	$3,754	$150,685	$118,028	$32,657
Cost of sales	34,258	30,898	3,360	95,678	73,368	22,310
Gross profit	20,940	20,546	394	55,007	44,660	10,347
Gross margin	37.9%	39.9%		36.5%	37.8%
Operating expenses	16,850	23,014	(6,164)	49,152	66,033	(16,881)
Operating expenses as percentage of revenue	30.5%	44.7%		32.6%	55.9%
Operating income (loss)	4,090	(2,468)	6,558	5,855	(21,373)	27,228
Other income	464	511	(47)	1,662	1,625	37
Interest expense	(100)	(136)	36	(318)	(424)	106
Income (loss) before income taxes	4,454	(2,093)	6,547	7,199	(20,172)	27,371
Provision for income taxes	(18)	(21)	3	(80)	(63)	(17)
Net income (loss)	$4,436	$(2,114)	$6,550	$7,119	$(20,235)	$27,354
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
Operating Expenses
In the third quarter of 2026, operating expenses decreased by $6.2 million, or 26.8%, compared to the same quarter in 2025. Research and development ("R&D") expenses decreased by $0.4 million, or 23.5%, in the third quarter of 2026, compared to the same period in 2025. Selling, general and administrative ("SG&A") expenses decreased by $5.7 million, or 27.1%, in the third quarter of 2026, compared to the same period in 2025. These changes in operating expenses were due to lower stock-based compensation expenses. As a percentage of revenue, overall operating expenses were 30.5% and 44.7% for the three months ended September 30, 2026, and 2025, respectively.

For the nine months ended September 30, 2026, operating expenses decreased by $16.9 million, or 25.6%, compared to the same period in 2025. R&D expenses decreased by $0.8 million, or 16.6%, for the nine months ended September 30, 2026, compared to the same period in 2025. SG&A expenses decreased by $16.1 million, or 26.3%, for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to lower stock-based compensation costs. Reductions in operating expenses, other than stock-based compensation, were due to ongoing cost discipline and restructuring. As a percentage of revenue, overall operating expenses were 32.6% and 55.9% for the nine months ended September 30, 2026, and 2025, respectively.
Other Income
Other income decreased by 9.2% in the third quarter of 2026, compared to the same period in 2025, primarily due to changes in dividend income from money market placements. However, other income for the nine months ended September 30, 2026, increased by 2.3%, compared to the same period in 2025, primarily due to the refund in 2026 of a prior-year VAT claim that was previously determined to be uncollectible.
Segment Results
The accounting policies of each business segment are the same as those followed by the Company as a whole. Management evaluates business segment performance based on gross profit.

Table MD&A 2: Security Solutions Segment - Financial Results
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026	September 30, 2025	Dollar Change	September 30, 2026	September 30, 2025	Dollar Change

	(dollars in thousands)
Revenue	$54,184	$46,478	$7,706	$146,816	$104,770	$42,046
Cost of sales (excluding depreciation and amortization)	30,787	24,838	5,949	84,952	57,557	27,395
Depreciation and amortization	2,636	2,354	282	7,740	5,569	2,171
Total cost of sales	33,423	27,192	6,231	92,692	63,126	29,566
Gross profit	$20,761	$19,286	$1,475	$54,124	$41,644	$12,480
Gross margin	38.3%	41.5%		36.9%	39.7%
Three Months Ended September 30, 2026, Compared with Three Months Ended September 30, 2025
Security Solutions segment revenue for the third quarter of 2026 increased by $7.7 million, or 16.6%, compared to the same quarter in 2025, primarily due to the ongoing expansion of multiple large programs in Telos ID.
Security Solutions segment gross profit for the third quarter of 2026 increased by $1.5 million, or 7.6%, compared to the same quarter in 2025, due to higher segment revenue. By contrast, segment gross margin for the quarter decreased from 41.5% in 2025 to 38.3% in 2026, primarily due to revenue mix.
Nine Months Ended September 30, 2026, Compared with Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, Security Solutions segment revenue increased by $42.0 million, or 40.1%, compared to the same period in 2025, primarily due to the expansion of multiple large programs in Telos ID.
Security Solutions segment gross profit for the nine months ended September 30, 2026 increased by $12.5 million, or 30.0%, compared to the same period in 2025, due to higher segment revenues. By contrast, segment gross margin decreased from 39.7% in 2025 to 36.9% in 2026, due to revenue mix, higher non-cash infrastructure costs, and higher depreciation and amortization expenses.

Table MD&A 3: Secure Networks Segment - Financial Results
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026	September 30, 2025	Dollar Change	September 30, 2026	September 30, 2025	Dollar Change

	(dollars in thousands)
Revenue	$1,014	$4,966	$(3,952)	$3,869	$13,258	$(9,389)
Cost of sales (excluding depreciation and amortization)	834	3,704	(2,870)	2,979	10,237	(7,258)
Depreciation and amortization	1	2	(1)	7	5	2
Cost of sales	835	3,706	(2,871)	2,986	10,242	(7,256)
Gross profit	$179	$1,260	(1,081)	$883	$3,016	(2,133)
Gross margin	17.7%	25.4%		22.8%	22.7%
Three Months Ended September 30, 2026, Compared with Three Months Ended September 30, 2025
Secure Networks segment revenue for the third quarter of 2026 decreased by $4.0 million, or 79.6%, compared to the same period in 2025, primarily due to the continued ramp down of several programs within the portfolio without corresponding new business wins to backfill completed programs.
Segment gross profit for Secure Networks for the third quarter of 2026 decreased by $1.1 million, or 85.8%, compared with the same period in 2025, due to lower segment revenues. Likewise, segment gross margin for the quarter decreased from 25.4% in 2025 to 17.7% in 2026.
Nine Months Ended September 30, 2026, Compared with Nine Months Ended September 30, 2025
Secure Networks segment revenue for the nine months ended September 30, 2026, decreased by $9.4 million, or 70.8%, compared to the same period in 2025, primarily due to the continued ramp down of several programs within the portfolio without corresponding new business wins to backfill completed programs.
Segment gross profit for the nine months ended September 30, 2026, decreased by $2.1 million, or 70.7%, compared to the same period in 2025, due to lower segment revenue. By contrast, year-to-date segment gross margin slightly increased from 22.7% in 2025 to 22.8% in 2026.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, future operating cash flows, and, if needed, sale of receivables under the Factoring Agreement and/or borrowings under our $15.0 million revolving credit facility with a maturity date of December 29, 2028 (as amended), and with an available expansion feature of up to $15.0 million of additional revolver facility. A variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity.
As of September 30, 2026, we had cash and cash equivalents of $51.8 million and our working capital was $58.0 million.
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
Cash Flow

Table MD&A 4: Net Change in Cash, Cash Equivalents, and Restricted Cash
	For the Nine Months Ended
	September 30, 2026	September 30, 2025

	(in thousands)
Net cash provided by operating activities	$26,933	$22,202
Net cash used in investing activities	(6,552)	(7,205)
Net cash used in financing activities	(21,799)	(10,524)
Net change in cash, cash equivalents, and restricted cash	$(1,418)	$4,473

Net cash provided by operating activities for the nine months ended September 30, 2026, was $26.9 million, an increase of $4.7 million compared to the same period in 2025. The change is primarily driven by higher cash earnings (i.e., net income (loss), excluding non-cash items that do not impact cash flows from operating activities), partially offset by unfavorable changes in working capital.
Net cash used in investing activities for the nine months ended September 30, 2026, decreased by $0.7 million, compared to the same period of the prior year, primarily due to the decreases in capital expenditures in 2026.
Net cash used in financing activities for the nine months ended September 30, 2026, increased by $11.3 million, compared to the same period in 2025. This is primarily attributable to the repurchase of common stock for $12.6 million in the first nine months of 2026 under the share repurchase program (See Note 12 – Share Repurchases), compared with $7.6 million in the same period in 2025, and an increase in payments of tax withholding related to net share settlement of equity awards to $7.6 million in 2026, compared with $1.6 million in 2025.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2025 Form 10-K, as filed with the SEC on March 16, 2026, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of financial risks, such as interest rate risk, foreign currency translation risk, and counterparty risk, which can affect our operations and profitability. The Company's market risk disclosure set forth in "Part II, Item 7A – Quantitative and Qualitative Disclosure about Market Risk," in the 2025 Form 10-K, as filed with the SEC on March 16, 2026, has not changed materially during the nine months ended September 30, 2026.
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
The Company's management, including the Company's CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

Common Stock Purchase Activity During the Three Months Ended September 30, 2026
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
July 1, 2026 - July 31, 2026	—	$—	—	$43,199,457
August 1, 2026 - August 31, 2026	902,300	4.53	902,300	$39,112,216
September 1, 2026 - September 30, 2026	349,200	4.75	349,200	$37,452,101
Total	1,251,500	$4.59	1,251,500
(1) On May 24, 2022, the Board of Directors authorized the SRP, pursuant to which the Company can repurchase up to $50.0 million of its issued and outstanding common stock. On March 12, 2026, the Board of Directors authorized an increase to the SRP whereby the Company may repurchase, at management's discretion, up to an additional $25.0 million of its common stock. The SRP has no expiration date and may be modified, suspended, or terminated at any time. For the third quarter of 2026, the Company repurchased 1,251,500 shares of common stock under the SRP for an aggregate price of $5.7 million on the open market.
Item 3. Defaults upon Senior Securities
(a) None.
(b) None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Description
10.1	+	Third Amendment to Credit Agreement between, among others, Telos Corporation and JP Morgan Chase Bank, dated November 6, 2026
31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	^	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
104	+	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

+	Filed herewith
^	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOS CORPORATION

/s/ Mark Griffin	November 9, 2026
By: Mark Griffin
Chief Executive Officer (Principal Executive Officer)

/s/ Mark Bendza	November 9, 2026
By: Mark Bendza
Chief Financial Officer (Principal Financial Officer)

/s/ DJ Terreri	November 9, 2026
By: DJ Terreri
Controller and Chief Accounting Officer (Principal Accounting Officer)